Form 10-Q
period 1995-03-26
FFP PARTNERS L P
filed 1995-05-12
CIK 811863

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



              |X|Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended March 26, 1995, or

              |_|Transition report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       For the transition period from _______________ to _______________

                           Commission File No. 1-9510

                               FFP PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


             Delaware                                           75-2147570
     (State or other jurisdiction of                         (I.R.S. employer
     incorporation or organization                       identification number)
                2801 Glenda Avenue; Fort Worth, Texas 76117-4391
          (Address of principal executive office, including zip code)

                                  817/838-4700
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__    No _____


                            Class A Units 2,099,039
                            Class B Units 1,533,522
                (Number of units outstanding as of May 10, 1995)


                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                  March 26,      December 25,
                                                   1995             1994
                              ASSETS
Current Assets -
    Cash                                          $11,375           $11,400
    Receivables, including current portion of
        noncurrent notes receivable                 8,826             8,995
    Inventories                                    11,054            11,346
    Prepaid expenses and other                        529               607
        Total Current Assets                       31,784            32,348
Property and equipment, net of accumulated
        depreciation                               30,102            29,959
Noncurrent notes receivable, excluding current
     portion                                        1,116             1,099
Claims for reimbursement of environmental
        remediation costs                           1,192             1,490
Other assets, net                                   2,976             3,082
        Total Assets                              $67,170           $67,978

                 LIABILITIES AND PARTNERS' EQUITY
Current Liabilities -
    Current installments of long-term debt         $2,260            $2,131
    Current installments of obligation under
     capital lease                                    406               552
    Accounts payable                               10,432            13,180
    Money orders payable                            5,141             4,262
    Accrued expenses                               14,015            12,323
        Total Current Liabilities                  32,254            32,448
Long-term debt, excluding current installments      8,197             8,634
Obligation under capital lease, excluding
     current installments                             809               893
Other liabilities                                   1,277             1,153
        Total Liabilities                          42,537            43,128
Partners' Equity, net of treasury units of $269 at
    March 26, 1995, and December 25, 1994          24,633            24,850
        Total Liabilities and Partners' Equity    $67,170           $67,978

     See accompanying notes to condensed consolidated financial statements.

                       FFP PARTNERS, L.P., AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per unit data)
                                  (Unaudited)
                                                     Three Months Ended
                                               March 26, 1995   March 27, 1994
Revenues -
    Motor fuel                                    $67,499           $63,974
    Merchandise                                    15,440            18,340
    Miscellaneous                                   1,474             1,511
        Total Revenues                             84,413            83,825

Costs and Expenses -
    Cost of motor fuel                             62,279            59,315
    Cost of merchandise                            11,164            13,512
    Direct store expenses                           6,979             7,419
    General and administrative expenses             2,445             2,656
    Depreciation and amortization                     958             1,036
        Total Costs and Expenses                   83,825            83,938

Operating Income/(Loss)                               588              (113)
    Interest expense                                  309               345
Income/(Loss) Before Income Taxes and
    Extraordinary Item                                279              (458)

    Deferred income tax expense                       125                28

Income/(Loss) Before Extraordinary Item               154              (486)

    Extraordinary item - gain on extinguishment
        of debt                                         0               200

Net Income/(Loss)                                    $154             $(286)

Income/(Loss) allocated to -
    Limited partners                                 $152             $(283)
    General partner                                     2                (3)
Income/(Loss) per Class A and Class B Unit -
    Before extraordinary item                       $0.04            $(0.13)
    Net income/(loss)                                0.04             (0.08)

Weighted average number of Class A and Class B
    Units outstanding                               3,607             3,589

     See accompanying notes to condensed consolidated financial statements.

                       FFP PARTNERS, L.P., AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                      Three Months Ended
                                                March 26, 1995   March 27, 1994
Cash Flows from Operating Activities -
    Net income/(loss)                                 154             (286)
    Adjustments to reconcile net income to cash
        provided/(used) by operating activities -
            Depreciation and amortization             958            1,036
            Deferred income tax expense               125               27
            Gain on extinguishment of debt              0             (200)
            Net change in operating assets and
               liabilities                            377           (1,156)
    Net cash provided/(used) by operating
          activities                                1,614             (579)

Cash Flows from Investing Activities -
    Additions of property and equipment, net       (1,101)             (693)
    Net cash (used) by investing activities        (1,101)             (693)

Cash Flows from Financing Activities -
    Net borrowings/(repayments) under
        credit facilities                            (538)           (5,577)
    Net cash provided/(used) by financing
          activities                                 (538)           (5,577)

Net Increase/(Decrease) in Cash                       (25)           (6,849)

Cash at beginning of period                        11,400            13,191

Cash at end of period                             $11,375            $6,342



     See accompanying notes to condensed consolidated financial statements.

                       FFP PARTNERS, L.P., AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 26, 1995
                                  (Unaudited)


1.  Basis of Presentation

     The condensed consolidated financial statements include the assets, liabilities, and results of operations of FFP Partners, L.P., and its 99%-owned subsidiaries, FFP Operating Partners, L.P., Direct Fuels, L.P., and FFP Financial Services, L.P., and its 100%-owned subsidiaries, FFP Illinois Money Orders, Inc., Practical Tank Management, Inc., and FFP Transportation, L.L.C., collectively referred to as the "Company."

     The condensed consolidated balance sheet as of March 26, 1995, and the consolidated income statements and condensed consolidated statements of cash flows for the three month periods ended March 26, 1995, and March 27, 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position as of March 27, 1994, and the results of operations and cash flows for the three month periods ended March 26, 1995, and March 27, 1994, have been made. Interim operating results are not necessarily indicative of results for the entire year.

     The notes to the consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 25, 1994, include accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the three months ended March 26, 1995, except as described in notes 2 and 3 below.


2.  Income per Unit and Distributions

     The Class A and Class B Units represent a 99% interest in the Company. Accordingly, income or loss per unit is calculated by dividing 99% of the income or loss amount by the weighted average number of units outstanding.

     The Company did not declare nor pay any cash distributions to its unitholders during the three months ended March 27, 1994. In March and April 1995, the Company declared distributions totaling $1,431,000 ($0.39 per Class A and Class B Unit comprised of $0.12 payable on April 12, 1995, to unitholders of record on March 31, 1995, and $0.27 payable on May 9, 1995, to unitholders of record on April 24, 1995).


3.  Amendment to Credit Agreement

     In May 1995, the Company and its primary bank lender amended their existing Credit Agreement. Under this amendment, the Company made a $2,000,000 payment on its term debt (bringing the balance then outstanding to $7,500,000), rescheduled the amortization of the then outstanding balance to $312,500 per quarter (rather than $500,000 per quarter), and reduced the interest rate on the term loan to the bank's prime rate (from prime plus 1/2 point). In addition, certain financial ratios were modified which will generally allow the Company to make larger distributions to its unitholders than were permitted under the Credit Agreement prior to the amendment.

                     FFP PARTNERS, L.P., AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Results of Operations  for First Quarter 1995 (three months ended March 26,
1995) compared with First Quarter 1994 (three months ended March 27, 1994)

     The $3,525,000 (5.5%) increase in the Company's motor fuel revenues was caused by generally higher fuel prices during the first quarter 1995 as compared to the same period last year. Fuel volumes sold (measured in gallons), both wholesale and retail, declined slightly (3.1% and 1.4%, respectively) from the prior year. However, even though fuel volumes declined somewhat, the margin on motor fuel increased $561,000 (12%) over the prior year due to higher per gallon margins on both retail and wholesale sales. The 1995 retail margin per gallon was 10.3 cents vs 8.2 cents and the wholesale margin increased to 1.9 cents from 1 cent per gallon.

     Merchandise sales declined $2,900,000 (15.8%) due to a decline in the number of convenience stores operated during the 1995 quarter compared with 1994. This decline, an average of 17.5 stores for the quarter, is due to the closing in late 1994 of the Company's five convenience stores in Illinois and to a program, begun by the Company in mid-1994, to sell the merchandise operations of selected convenience stores to independent operators. The $552,000 (11.4%) decline in merchandise gross profit is attributable to the lower sales volume as the merchandise margin percentage increased from 26.3% in the 1994 period to 27.7% in the first quarter 1995. This increase is due to management's efforts to increase prices on selected items in order to improve the overall yield on merchandise sales.

     The $440,000 (5.9%) decline in direct store expenses is attributable to the decline in the number of convenience stores discussed above as the same-store direct store expenses are flat from 1994 to 1995.

     General and administrative expenses declined $211,000 (7.9%) in the 1995 quarter as compared to the 1994 period. This decline resulted from reductions in salary and personnel related costs (due to a reduction in the number of administrative employees), bad debts, and advertising and promotion offset by small increases in several other categories of expense.

     The decline in depreciation and amortization resulted from the complete depreciation in mid-1994 of certain assets acquired upon the Company's initial formation in May 1987.

     The modest drop in interest expense ($36,000 or 10.4%) was due to the scheduled reductions in the Company's term debt during 1994 and to the lower rates afforded the Company under the Credit Agreement entered into at the end of February 1994. However, the benefit of these debt payments and the lower rates under the new Credit Agreement were offset, to some extent, by generally higher levels of interest rates during the 1995 period as compared to the first quarter 1994. At the end of February 1994, the Company completed a refinancing of its primary bank debt with another financial institution. In connection with this transaction, the Company received a discount of $200,000 on the early pay-off of the existing debt. This $200,000 is reflected as an extraordinary item in the accompanying consolidated statement of operations.


Liquidity and Capital Resources

     The Company's working capital at the end of the first quarter 1995, was a negative $470,000 as compared to a negative $100,000 at year end 1994. This decline was due principally to the accrual for distributions to unitholders. Even though the Company had negative working capital, it had $8,000,000 available under its revolving credit line.

     In May 1995, the Company and its primary bank lender amended their existing Credit Agreement. Under this amendment, the Company made a $2,000,000 payment on its term debt (bringing the balance then outstanding to $7,500,000), rescheduled the amortization of the then outstanding balance to $312,500 per quarter (rather than $500,000 per quarter), and reduced the interest rate on the term loan to the bank's prime rate (from prime plus 1/2 point). In addition, certain financial ratios were modified which will generally allow the Company to make larger distributions to its unitholders than were permitted under the Credit Agreement prior to the amendment

     Although the $2,000,000 payment on the term loan will negatively impact the Company's working capital, management believes the availability of funds under its revolving credit line, coupled with the Company's traditional use of trade credit, will permit operations to be conducted in a customary manner.

     During April and May 1995, the Company declared distributions to its unitholders totaling $1,431,000 ($0.39 per Class A and Class B Unit). The Company is evaluating re-instituting a routine quarterly distribution; however, a decision has not yet been made as to when any such distributions might commence nor with respect to the amount of any such distribution. However, it is the Company's intention to distribute to its unitholders on an annual basis an amount at least sufficient to fund the tax liability, at the highest individual federal income tax rate, arising from the income allocated to the unitholders. The declaration of any distributions is, however, subject to the determination by the Board of Directors of the General Partner that such action is prudent and advisable at the time such distributions might be made.

                        EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     10.12 Third Amendment dated as of May 1, 1995, to Credit Agreement between Bank of America Texas, N.A., and FFP Operating Partners, L.P., dated February 25, 1994.
     27    Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FFP PARTNERS, L.P.
                                            Registrant

Date:  May 12, 1995                         By:   /s/John H. Harvison
                                                  John H. Harvison
                                                  Chairman and
                                                  Chief Executive Officer

Date:  May 12, 1995                         By:   /s/Steven B. Hawkins
                                                  Steven B. Hawkins
                                                  Vice President - Finance
                                                  and Chief Financial Officer