Form 10-Q
period 1995-06-25
FFP PARTNERS L P
filed 1995-08-02
CIK 811863

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



|X|Quarterly  report  pursuant  to  Section  13 or 15(d) of the  Securities
   Exchange Act of 1934

                For the quarterly period ended June 25, 1995, or

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
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                            identification number)

                2801 Glenda Avenue; Fort Worth, Texas 76117-4391
          (Address of principal executive office, including zip code)

                                  817/838-4700
              (Registrant's telephone number, including area code)





     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



                            Class A Units 2,099,039
                            Class B Units 1,533,522
               (Number of units outstanding as of August 2, 1995)

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                       June 25,    December 25,
                                                         1995          1994
                                     ASSETS
Current Assets -
  Cash                                                   $7,628        $11,400
  Receivables, including current portion of
    noncurrent notes receivable                          12,183          8,995
  Inventories                                            11,023         11,346
  Prepaid expenses and other                                746            607
    Total Current Assets                                 31,580         32,348
Property and equipment, net of accumulated
   depreciation                                          30,185         29,959
Noncurrent notes receivable,
 excluding current portion                                1,111          1,099
Claims for reimbursement of environmental
   remediation costs                                      1,194          1,490
Other assets, net                                         3,065          3,082
   Total Assets                                         $67,135        $67,978

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities -
  Amount due under revolving credit line                   $517             $0
  Current installments of long-term debt                  2,130          2,131
  Current installments of obligation
   under capital lease                                      406            552
  Accounts payable                                       11,464         13,180
  Money orders payable                                    5,001          4,262
  Accrued expenses                                       14,381         12,323
    Total Current Liabilities                            33,899         32,448
Long-term debt, excluding current installments            5,836          8,634
Obligation under capital lease, excluding
 current installments                                     1,108            893
Other liabilities                                         1,468          1,153
  Total Liabilities                                      42,311         43,128
Partners' Equity, net of treasury units of $269          24,824         24,850
  Total Liabilities and Partners' Equity                $67,135        $67,978

     See accompanying notes to condensed consolidated financial statements.

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per unit data)
                                  (Unaudited)

                                   Three Months Ended        Six Months Ended
                                   June 25,   June 26,     June 25,    June 26,
                                     1995       1994         1995        1994
Revenues -
  Motor fuel                       $78,761    $66,070     $146,260     $130,044
  Merchandise                       16,838     19,760       32,141       38,100
  Miscellaneous                      2,024      1,930        3,543        3,441
   Total Revenues                   97,623     87,760      181,944      171,585

Costs and Expenses -
 Cost of motor fuel                 73,307     61,694      135,586      121,009
 Cost of merchandise                11,795     14,079       22,867       27,591
 Direct store expenses               7,156      7,412       14,135       14,831
 General and administrative
  expenses                           2,867      2,619        5,312        5,275
 Depreciation and amortization         916      1,128        1,874        2,164
 Total Costs and Expenses           96,041     86,932      179,774      170,870

Operating Income                     1,582        828        2,170          715
 Interest expense                      285        285          594          630
 Income Before Income Taxes and
  Extraordinary Item                 1,297        543        1,576           85
 Deferred income tax expense           125         26          250           54

Income Before Extraordinary Item     1,172        517        1,326           31

 Gain on extinguishment of debt          0          0            0          200

Net Income                          $1,172       $517       $1,326         $231

Income allocated to -
  Limited partners                  $1,160       $512       $1,313         $229
  General partner                       12          5           13            2
Income per Class A and Class B Unit -
  Before extraordinary item          $0.32      $0.14        $0.36        $0.01
  Net income                          0.32       0.14         0.36         0.06
Distributions declared per Class A and
  Class B Unit                       $0.39      $0.08        $0.39        $0.08

Weighted average number of Class A and
 Class B Units outstanding           3,633      3,585        3,620        3,589

     See accompanying notes to condensed consolidated financial statements.

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                          Six Months Ended
                                                 June 25, 1995     June 26, 1994
Cash Flows from Operating Activities -
 Net income/(loss)                                  $1,326              $231
 Adjustments to reconcile net income to cash
  provided/(used) by operating activities -
   Depreciation and amortization                     1,874             2,164
   Deferred income tax expense                         250                54
   Gain on extinguishment of debt                        0              (200)
   Net change in operating assets and liabilities   (1,556)            3,063
 Net cash provided/(used) by operating activities    1,894             5,312

Cash Flows from Investing Activities -
 Additions of property and equipment, net           (2,101)           (1,891)
 Net cash (used) by investing activities            (2,101)           (1,891)

Cash Flows from Financing Activities -
 Net borrowings/(repayments) under
  credit facilities                                 (2,213)           (7,316)
 Proceeds from exercise of unit options                 69                 0
 Distributions to unitholders                       (1,421)             (277)
 Net cash provided/(used) by financing activities   (3,565)           (7,593)

Net Increase/(Decrease) in Cash                     (3,772)           (4,172)

Cash at beginning of period                          11,400           13,191

Cash at end of period                                $7,628           $9,019



    See accompanying notes to condensed consolidated financial statements

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 25, 1995
                                  (Unaudited)


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

     The condensed consolidated balance sheet as of June 25, 1995, and the consolidated income statements and condensed consolidated statements of cash flows for the three month and six month periods ended June 25, 1995, and June 26, 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position as of June 25, 1995, and the results of operations and cash flows for the three and six month periods presented have been made. Interim operating results are not necessarily indicative of results for the entire year.

     The notes to the consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 25, 1994, include accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the six months ended June 25, 1995, except as described in notes 2 and 3 below.


2.  Income per Unit and Distributions

     The Class A and Class B Units represent a 99% interest in the Company. Accordingly, income per unit is calculated by dividing 99% of the income amount by the weighted average number of units outstanding.

     The Company paid distributions to its unitholders during the 1994 and 1995 six month periods, as follows:

     Record Date          Payment Date       Amount per Unit
  Six months ended June 26, 1994 -
   April 26, 1994         May 12, 1994            $0.08
  Six months ended June 25, 1995 -
   March 31, 1995         April 12, 1995           0.12
   April 24, 1995         May 9, 1995              0.27

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

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations for Second Quarter 1995 (three months ended June 25, 1995)
     compared with Second Quarter 1994 (three months ended June 26, 1994)

     The Company's total revenues increased $9,863,000 (11.2%) in the second quarter 1995 over the 1994 period. This increase was the net effect of a $12,961,000 (19.2%) increase in motor fuel sales, a decline of $2,092,000 (14.8%) in merchandise sales, and an increase of $94,000 (4.9%) in miscellaneous revenues. The increased motor fuel sales resulted from a 53.2% increase (in gallons) in sales of motor fuel on a wholesale basis offset by a slight decline in retail fuel sales. The large increase in wholesale fuel sales relates to a marketing arrangement begun in July 1994 which emphasizes sales to contractors and other commercial users. The increased wholesale sales volumes, along with increased margins per gallon on both wholesale and retail sales, provided the Company with a $1,078,000 (24.6%) increase in the margin on motor fuel sold. The 1995 retail margin per gallon was 9.6 cents vs 7.9 cents in the 1994 period and the wholesale margin increased to 1.9 cents from 1.3 cents per gallon.

     The decline in merchandise sales resulted from a decline in the average number of convenience stores operated during the second quarter 1995 as compared with the 1994 quarter. This decline, an average of 17.3 stores for the quarter, was due to the closing in late 1994 of the Company's five convenience stores in Illinois and to a program, begun by the Company in mid-1994, to sell the merchandise operations of selected convenience stores to independent operators. The $638,000 (11.2%) decline in merchandise gross profit is attributable to the lower sales volume as the merchandise margin percentage increased to 30.0% from 28.8% between the two periods. This increase is due to management's efforts to improve the overall yield on merchandise sales.

     Direct store expenses (those expenses, such as payroll, utilities, repair and maintenance, that are directly attributable to the operation of an outlet) declined $256,000 (3.5%) in the second quarter 1995 quarter as compared to the 1994 period. This decline was the net result of the impact of the decrease in the number of convenience stores, mentioned above, offset by increases in payroll, supplies, and cash shortages at the remaining convenience stores, and by increased fuel commissions (related to the increased retail fuel margin) paid to the operators of the Company's self-service motor fuel outlets.

     General and administrative expenses increase $248,000 (9.5%) in 1995 vs 1994. This increase was the net effect of a 6.0% decline in payroll and related costs offset by increases in legal and professional fees, attributable to the cost of consultants assisting in reorganizing certain of the Company's back office processes, and insurance costs.

     The decline in depreciation and amortization resulted from the complete depreciation in mid-1994 of certain assets acquired upon the Company's initial formation in May 1987 offset by increased expense due to routine property additions since that time.

     Interest expense between the 1995 and 1994 quarters was unchanged even though the debt levels declined because of the generally higher levels of interest rates in the 1995 period.

     The Company's net income for the second quarter 1995 increased $655,000 (126.7%) over 1994 largely due to the improved fuel margins realized in the 1995 period as compared to 1994.


Results of  Operations  for First Half 1995 (six  months  ended  June 25,  1995)
     compared with First Half 1994 (six months ended June 26, 1994)

     The factors influencing the Company's performance in the first half of 1995 as compared to the first half of 1994 were much the same as those that affected the second quarter (which were also basically the same reasons for the improved performance in the Company's first quarter).

     The $16,216,000 (12.5%) increase in motor fuel sales resulted from increased wholesale fuel sales offset by a small (2.7%) decrease in retail fuel gallons sold. The decrease in retail fuel volumes was due to the operation of an average of 3.6 fewer outlets that sold motor fuel and to a decline in gallons sold at the Company's truck stops. The reduced fuel sales at the truck stops resulted from a planned effort to improve fuel margins and from increased competition at one of the Company's locations. Because of the increased fuel sales, and improved per gallon margins that the Company realized in both the first and second quarters of 1995, the dollar margin realized on fuel sales increased $1,639,000 (18.1%) over the 1994 period.

     The merchandise sales decline of $5,959,000 (15.6%) in the first half of 1995 resulted, as in the second quarter, from the closing of the Company's five Illinois stores in late 1994 and to the reduced number of stores operated due to the sale of the merchandise operations at selected stores. The Company operated an average of 17.5 fewer convenience stores in the first half of 1995 as compared to 1994. Because of the sales decline, the margin realized on merchandise sales declined $1,235,000 (11.8%); however, due to better margin management, the merchandise gross profit percentage increased to 28.9% in the 1995 period vs 27.6% in 1994.

     The $696,000 (4.7%) decline in direct store expenses relates to the operation of few stores in the first six months of 1995, referred to above, offset by increased fuel commissions paid to the self-service motor fuel outlet operators due to the higher fuel margins in 1995.

     The $290,000 (13.4%) decline in depreciation and amortization and the modest reduction in interest expense are attributable resulted from the same factors affecting the second quarter discussed above

     At the end of February 1994, the Company completed a refinancing of its primary bank debt with another financial institution. In connection with this transaction, the Company received a discount of $200,000 on the early pay-off of the existing debt. This $200,000 is reflected as an extraordinary item in the accompanying consolidated statement of operations.


Liquidity and Capital Resources

     The Company's working capital at the end of the second quarter 1995 was a negative $2,319,000, a decline from the negative $100,000 at year end 1994. This decline was principally due to the $2,000,000 debt reduction payment made in May 1995 in connection with the amendment of the Credit Agreement between the Company and its primary bank lender. Under this amendment, the Company reduced its term debt by $2,000,000, rescheduled the amortization of the resulting outstanding balance to $312,500 per quarter (rather than $500,000 per quarter), and reduced the interest rate on the term loan to the bank's prime rate (from prime plus 1/2 point). In addition, certain financial ratios were modified which will generally allow the Company to make larger distributions to its unitholders than were permitted under the Credit Agreement prior to the amendment

     The $2,000,000 reduction in the Company's term debt will result in reduced interest expense. Although the payment negatively impacts the Company's working capital, management believes the availability of funds under its revolving credit line ($7,483,000 at the end of the June period), coupled with the Company's traditional use of trade credit, will permit operations to be conducted in a customary manner.

     During April and May 1995, the Company declared distributions to its unitholders totaling $1,431,000 ($0.39 per Class A and Class B Unit). Management believes that, subject to the continued profitability of the Company, distributions will be declared on a regular basis; however, it does not expect that distributions will be of a fixed regular amount. The Board of Directors of the General Partner meets on a quarterly basis and considers, among other things, the declaration of distributions. Factors that influence the Board's evaluation as to whether to make distributions and the amount of any such distributions include the recent profitability of the Company, the outlook for continued profitability, liquidity needed to meet scheduled debt repayments and other obligations, and capital expenditure requirements.

                        EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
         27   Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FFP PARTNERS, L.P.
                                     Registrant

Date: August 2, 1995                 By: /s/John H. Harvison
                                         John H. Harvison
                                         Chairman and
                                         Chief Executive Officer

Date: August 2, 1995                 By: /s/Steven B. Hawkins
                                         Steven B. Hawkins
                                         Vice President - Finance and
                                         Chief Financial Officer