Form 10-Q
period 1995-09-24
FFP PARTNERS L P
filed 1995-11-03
CIK 811863

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



     |X|Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 24, 1995, or

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





                            Class A Units 2,104,206
                            Class B Units 1,533,522
              (Number of units outstanding as of October 31, 1995)

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                              September 24,   December 25,
                                                  1995            1994

                              ASSETS
  Current Assets -
    Cash                                        $9,288           $11,400
    Receivables, including current portion of
      noncurrent notes receivable               10,937             8,995
    Inventories                                 11,303            11,346
    Prepaid expenses and other                     638               607
      Total Current Assets                      32,166            32,348
  Property and equipment, net of accumulated
      depreciation                              30,427            29,959
  Noncurrent notes receivable,
      excluding current portion                  1,128             1,099
  Claims for reimbursement of environmental
      remediation costs                            938             1,490
  Other assets, net                              3,030             3,082
      Total Assets                             $67,689           $67,978

                 LIABILITIES AND PARTNERS' EQUITY
  Current Liabilities -
    Amount due under revolving credit line          $0                $0
    Current installments of long-term debt       2,028             2,131
    Current installments of obligation
      under capital lease                          406               552
    Accounts payable                            10,291            13,180
    Money orders payable                         5,409             4,262
    Accrued expenses                            16,039            12,323
      Total Current Liabilities                 34,173            32,448
  Long-term debt, excluding
    current installments                         5,496             8,634
  Obligation under capital lease, excluding
    current installments                         1,257               893
  Other liabilities                                518             1,153
      Total Liabilities                         41,444            43,128
  Partners' Equity, net of
    treasury units of $269                      26,245            24,850
      Total Liabilities and Partners' Equity   $67,689           $67,978

   See accompanying notes to condensed consolidated financial statements.

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per unit data)
                                  (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                  Sept 24,   Sept 25,    Sept 24,     Sept 25,
                                    1995       1994        1995         1994
  Revenues -
    Motor fuel                    $75,471    $76,022     $221,731     $206,066
    Merchandise                    16,277     18,817       48,418       56,917
    Miscellaneos                    1,968      1,932        5,511        5,373
      Total Revenues               93,716     96,771      275,660      268,356

  Costs and Expenses -
    Cost of motor fuel             68,460     69,428      204,046      190,437
    Cost of merchandise            11,293     13,444       34,160       41,035
    Direct store expenses           7,458      7,400       21,593       22,231
    General and administrative
      expenses                      3,156      2,700        8,468        7,975
    Depreciation and amortization     869        965        2,743        3,129
      Total Costs and Expenses     91,236     93,937      271,010      264,807

   Operating Income                 2,480      2,834        4,650        3,549
     Interest expense                 284        270          878          900
   Income Before Income Taxes and
     Extraordinary Item             2,196      2,564        3,772        2,649
     Deferred income tax expense      125         91          375          145

   Income Before Extraordinary Item 2,071      2,473        3,397        2,504

     Gain on extinguishment of debt     0          0            0          200

   Net Income                      $2,071     $2,473       $3,397       $2,704

   Income allocated to -
     Limited partners              $2,050     $2,448       $3,363       $2,677
     General partner                   21         25           34           27
   Income per Class A and Class
      B Unit -
     Before extraordinary item      $0.56      $0.68        $0.93        $0.69
     Net income                      0.56       0.68         0.93         0.75
   Distributions declared per
     Class A and Class B Unit       $0.18      $0.00        $0.57        $0.08

   Weighted average number of
     Class A and Class B Units
     outstanding                    3,635      3,589        3,625        3,589

    See accompanying notes to condensed consolidated financial statements.

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                         Nine Months Ended
                                                 Sept 24, 1995   Sept 25,1995
 Cash Flows from Operating Activities -
   Net income                                         $3,397           $2,704
   Adjustments to reconcile net income to cash
     provided/(used) by operating activities -
       Depreciation and amortization                   2,743            3,129
       Deferred income tax expense                       375              145
       Gain on extinguishment of debt                      0             (200)
       Net change in operating assets and liabilities   (165)           2,305
   Net cash provided by operating activities           6,350            8,083

 Cash Flows from Investing Activities -
   Additions of property and equipment, net           (3,436)          (2,444)
   Net cash (used) by investing activities            (3,436)          (2,444)

 Cash Flows from Financing Activities -
   Net borrowings/(repayments) under
     credit facilities                                (3,023)          (7,939)
   Proceeds from exercise of unit options                 89                0
   Distributions to unitholders                       (2,092)            (287)
   Net cash (used) by financing activities            (5,026)          (8,226)

 Net Increase/(Decrease) in Cash                      (2,112)          (2,587)

 Cash at beginning of period                          11,400           13,191

 Cash at end of period                                $9,288          $10,604



      See accompanying notes to condensed consolidated financial statements.

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 24, 1995
                                  (Unaudited)


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

     The condensed consolidated balance sheet as of September 24, 1995, and the consolidated income statements and condensed consolidated statements of cash flows for the three month and nine month periods ended September 24, 1995, and September 25, 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position as of September 24, 1995, and the results of operations and cash flows for the three and nine month periods presented have been made. Interim operating results are not necessarily indicative of results for the entire year.

     The notes to the consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 25, 1994, include accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the nine months ended September 24, 1995, except as described in notes 2 and 3 below.


2.  Income per Unit and Distributions

     The Class A and Class B Units represent a 99% interest in the Company. Accordingly, income per unit is calculated by dividing 99% of the income amount by the weighted average number of units outstanding.

     The Company paid distributions to its unitholders during the 1994 and 1995 nine month periods, as follows:

     Record Date          Payment Date       Amount per Unit
 Nine months ended September 25,1994 -
   April 26, 1994         May 12, 1994             $0.08

 Nine months ended September 24,1995 -
   March 31, 1995         April 12, 1995            0.12
   April 24, 1995         May 9, 1995               0.27
   August 16, 1995        August 31, 1995           0.18

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

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Results of Operations for Third Quarter 1995 (three months ended September 24, 1995) compared with Third Quarter 1994 (three months ended September 25,
1994)

     Total revenues for the quarter decreased $3,055,000 (3.2%) from the year ago period principally due to a $2,540,000 (13.5%) decline in merchandise sales. In addition, motor fuel sales declined slightly (0.7%) in the third quarter 1995. The reduced motor fuel sales resulted from a 6.2% drop (in gallons) in retail motor fuel sales offset by a 9.5% gain in wholesale fuel gallons sold. The decrease in retail fuel sales is due to the Company's operating an average of 10.7 fewer outlets that sold motor fuel as well as a decline in the gallons of fuel sold by the Company's ten truck stops due to increased competitive pressures. The improved wholesale volumes resulted from the marketing arrangement, that began in July 1994, which emphasizes sales to contractors and other commercial users. Although sales declined, improved per gallon margins at the retail level (14.2 cents in 1995 vs 11.5 cents in 1994) increased motor fuel margin by $417,000 (6.3%).

     The merchandise sales decline resulted from a reduction in the average number of convenience stores operated during the current year quarter as compared with the 1994 quarter. This decline, an average of 14.2 stores for the quarter, was due to the closing in late 1994 of the Company's five convenience stores in Illinois and to a program, begun by the Company in mid-1994, to sell the merchandise operations of selected convenience stores to independent operators. Although merchandise sales declined by 13.5%, merchandise margin decreased only 7.2% ($389,000) as a result of improved merchandise gross profit percentages at both convenience stores and truck stops. The Company's overall merchandise gross profit increased to 30.6% in the 1995 quarter as compared to 28.6% in the prior year period.

     Direct store expenses (those expenses, such as payroll, utilities, and repair and maintenance, that are directly attributable to the operation of an outlet) increased $58,000 (0.8%) in the 1995 third quarter as compared to the 1994 period. The reduction in expenses resulting from the operation of fewer convenience stores and truck stops during the 1995 quarter was offset by increases in expenses, particularly salaries and other payroll related costs, supplies, and credit card fees, at the remaining outlets. In addition, the commissions paid to the operators of the Company's self-service fuel outlets increased due to the improved fuel margins realized in 1995.

     General and administrative expenses rose $456,000 (16.9%) in the third quarter 1995 over 1994. This increase resulted principally from additional professional fees, attributable to the cost of consultants assisting in reorganizing certain of the Company's back office processes, and an increase in the provision for bad debts, related primarily to wholesale fuel receivables.

     Interest expense between the 1995 and 1994 quarters was relatively flat even though the debt levels declined because of the generally higher levels of interest rates in the 1995 period.


     Results of Operations for First Nine Months of 1995 (nine months ended September 24, 1995) compared with First Nine Months of 1994 (nine months ended September 25, 1994)

     The factors affecting the Company's performance in the first nine months of 1995 as compared to the same period of 1994 were much the same as those that influenced the third quarter (and previous 1995 quarters).

     Motor fuel sales increased $15,665,000 (7.6%) due to a 17.1% increase in wholesale fuel gallons sold offset by a 3.9% decrease in retail fuel gallons sold. The decrease in retail fuel volumes was due to the operation of an average of 5.8 fewer outlets that sold motor fuel and to a decline in gallons sold at the Company's truck stops. The reduced fuel sales at the truck stops resulted from a planned effort to improve fuel margins and from increased competition at one of the Company's locations. Retail fuel margin for the nine months increased to 11.3 cents per gallon in 1995 vs 9.2 cents in 1994. Because of the increased wholesale fuel sales, and improved per gallon margins that the Company realized in the first nine months of 1995, the dollar margin realized on fuel sales increased $2,056,000 (13.2%) over the 1994 period.

     The merchandise sales decline of $8,499,000 (14.9%) in the 1995 period resulted from the closing of the Company's five Illinois convenience stores in late 1994 and to the reduced number of convenience stores operated due to the sale of the merchandise operations at selected stores. The Company operated an average of 16.4 fewer convenience stores in the 1995 period as compared to 1994. Because of the sales decline, the margin realized on merchandise sales declined $1,624,000 (10.2%); however, due to better margin management, the merchandise gross profit percentage increased to 29.4% in the 1995 period vs 27.9% in 1994.

     The $638,000 (2.9%) decline in direct store expenses resulted from the operation of fewer stores in the first nine months of 1995, referred to above, offset by increased fuel commissions paid to the self-service motor fuel outlet operators due to the higher fuel margins in 1995 and to higher expenses in the third quarter at the truck stops and remaining convenience stores, as discussed above.

     The $386,000 (12.3%) decline in depreciation and amortization resulted from the complete depreciation in mid-1994 of certain assets acquired upon the Company's initial formation in May 1987 offset by increased expenses due to routine property additions since that time.

     Although debt levels declined during 1995 from 1994, interest expense was relatively unchanged due to generally higher interest rate levels in the 1995 period.

     At the end of February 1994, the Company completed a refinancing of its primary bank debt with another financial institution. In connection with this transaction, the Company received a discount of $200,000 on the early pay-off of the existing debt. This $200,000 is reflected as an extraordinary item in the accompanying consolidated income statement.


     Liquidity and Capital Resources

     The Company's working capital at the end of the second quarter 1995 was a negative $2,007,000, a decline from the negative $100,000 at year end 1994. This decline was due principally to the $2,000,000 debt reduction payment made in May 1995 in connection with the amendment of the Credit Agreement between the Company and its primary bank lender. Under this amendment, the Company reduced its term debt by $2,000,000, rescheduled the amortization of the resulting outstanding balance to $312,500 per quarter (rather than $500,000 per quarter), and reduced the interest rate on the term loan to the bank's prime rate (from prime plus 1/2 point). In addition, certain financial ratios were modified which will generally allow the Company to make larger distributions to its unitholders than were permitted under the Credit Agreement prior to the amendment

     Although the payment discussed above negatively impacts the Company's working capital, the reduction in the Company's term debt will result in reduced interest expense. In addition, management believes the availability of funds under its revolving credit line ($8,000,000 at the end of the September 1995 period), coupled with the Company's traditional use of trade credit, will permit operations to be conducted in a customary manner.

     During 1994 and thus far during 1995, the Company has paid distributions to its unitholders totaling, respectively, $1,342,000 ($0.37 per Class A and Class B Unit) and $2,092,000 ($0.57 per unit). Management believes that, subject to the continued profitability of the Company, distributions will be declared on a regular basis; however, it does not expect that distributions will be of a fixed regular amount. The Board of Directors of the General Partner meets on a quarterly basis and considers, among other things, the declaration of distributions. Factors that influence the Board's evaluation as to whether to make distributions and the amount of any such distributions include the recent profitability of the Company, the outlook for continued profitability, liquidity needed to meet scheduled debt repayments and other obligations, and capital expenditure requirements.

                        EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

   27       Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FFP PARTNERS, L.P.
                                                 Registrant

            Date: November 3, 1995           By:  /s/John H. Harvison
                                                  John H. Harvison
                                                  Chairman and
                                                  Chief Executive Officer

            Date: November 3, 1995           By:  /s/Steven B. Hawkins
                                                  Steven B. Hawkins
                                                  Vice President - Finance and
                                                  Chief Financial Officer