Form 10-K
period 1995-12-31
FFP PARTNERS L P
filed 1996-04-12
CIK 811863

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the fiscal year ended December 31, 1995, or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

        For the transition period from _______________ to _______________

                           Commission File No. 1-9510

                               FFP PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


                     Delaware                               75-2147570
                                                        (I.R.S. employer
          (State or other jurisdiction of              identification number)
          incorporation or organization)


                2801 Glenda Avenue; Fort Worth, Texas 76117-4391
           (Address of principal executive office, including zip code)

                                  817/838-4700
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act

       Title of Each Class            Name of Each Exchange on Which Registered

   Units Representing Class A                 American Stock Exchange
 Limited Partnership Interests

      Unit Purchase Rights                    American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act

                                      None




                Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No -------

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                The aggregate market value of Class A Units held by non-affiliates of the registrant at March 29, 1996, was $11,485,000. For purposes of this computation, all officers, directors, and beneficial owners of 10% or more of the Class A Units of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and beneficial owners are affiliates.


                             Class A Units 3,442,872
                              Class B Units 235,000
               (Number of units outstanding as of March 29, 1996)

Part I

       Item 1.          Business

       Item 2.          Properties

       Item 3.          Legal Proceedings

       Item 4.          Submission of Matters to a Vote of Security Holders

Part II

       Item 5. Market for the Registrant's Units and Related Security Holder Matters

       Item 6.          Selected Financial and Operating Data

       Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Item 8.          Financial Statements and Supplementary Data

       Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III

       Item 10.         Directors and Executive Officers of the Registrant

       Item 11.         Executive Compensation

       Item 12. Security Ownership of Certain Beneficial Owners and Management

       Item 13.         Certain Relationships and Related Transactions

Part IV

       Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

Signatures

                                     PART I
ITEM 1.  BUSINESS.

General Background

                  FFP Partners, L.P. ("FFPLP," the "Partnership" or the "Company"), through its subsidiaries, owns and operates convenience stores, truck stops, and self-service motor fuel outlets over an eleven state area. It also operates check cashing outlets and sells motor fuel on a wholesale basis, both primarily in Texas. FFPLP, a Delaware limited partnership, was formed in December 1986, pursuant to the Agreement of Limited Partnership of FFP Partners, L.P. (the "Partnership Agreement"). FFP Partners Management Company, Inc. ("FFPMC" or the "General Partner") serves as the general partner of the Partnership. FFPMC or a subsidiary also serves as the general partner of the Partnership's subsidiary partnerships. References herein to the "Company" include FFPLP and its subsidiaries.

                  The Company commenced operations in May 1987 upon the purchase of its initial base of retail outlets from affiliates of the General Partner. The purchase of these outlets was completed in conjunction with the Company's initial public offering of 2,065,000 Class A Units of limited partnership interest, representing a 56% interest in the Company. In connection with this transaction, 1,585,000 Class B Units of limited partnership interest, representing a 43% interest in the Company, were issued to affiliates of the General Partner and the General Partner received its 1% interest in the Company. (As permitted in the Partnership Agreement, certain of these Class B Units were converted to Class A Units in January 1996.) The senior executives of the Company had owned and managed these operations prior to their acquisition by the Company. Although the companies from which the Company acquired these retail outlets engage in other businesses which they conducted in the past, they agreed not to engage in the convenience store, retail motor fuel, or other businesses which compete with the Company without prior approval by a majority of the General Partner's disinterested directors. The affiliates of the General Partner that received Class B Units upon the Partnership's commencement of operations were: Economy Oil Company; Gas-Go, Inc.; Gas-N-Sav, Inc.; Hi-Lo Corporation; Hi-Lo Distributors, Inc.; Nu-Way Distributing Company; Nu-Way Oil Company;
Swifty Distributors, Inc.; Thrift-Way, Inc.; Thrift Distributors, Inc.; and Thrift Wholesale Company.

                  The Company maintains its principal  executive offices at 2801
Glenda  Avenue,   Fort  Worth,   Texas  76117-4391;   its  telephone  number  is
817/838-4700.

Operations

                  Description of Operations. The Company conducts its operations principally through its 99%-owned subsidiary, FFP Operating Partners, L.P. ("FFPOP"), a Delaware limited partnership. FFPMC holds a 1% general partner's interest in FFPOP. The Company has other direct or indirect subsidiaries: Direct Fuels, L.P; FFP Financial Services, L.P.; FFP Illinois Money Orders, Inc.; Practical Tank Management, Inc., and FFP Transportation, L.L.C. These companies are engaged in the same businesses as FFPOP or in businesses that are complimentary to its activities.

                  Convenience Stores. At December 31, 1995, the Company operated 127 convenience stores, the same number as at the previous year end. Although the Company sold the the merchandise operations of ten outlets to independent operators in 1995, it opened or converted from self-service gasoline outlets a like number of stores. {See Store Development.} The Company's stores are open seven days a week, offer extended hours (14 of the stores are open 24 hours a day, the remainder generally are open from 6:00 am to midnight), and emphasize convenience to the customer through location, merchandise selection, and service. The convenience stores sell groceries, tobacco products, take-out foods and beverages (including alcoholic beverages where local laws permit), dairy products, and non-food merchandise such as health and beauty aids and magazines and, at all except two of the stores, motor fuel. Five of the stores also offer check cashing and related money transfer services. Food service in the convenience stores varies from pre-packaged sandwiches and fountain drinks to full food-service delicatessens (at 41 stores) with limited in-store seating. During late 1993, the Company began installing small "express" franchises of Kentucky Fried Chicken(R) and Subway Sandwiches(R) in selected convenience stores and at the end of 1995 three of its convenience stores had such outlets in them. {See Store Development; Products, Store Design and Operation.} The convenience stores operate under several different trade names, all of which were used by the predecessor companies. The principal trade names are "Kwik Pantry," "Nu-Way," and "Economy Drive-Ins."

                For fiscal year 1995, the convenience stores accounted for 39% (44% in 1994) of the Company's consolidated revenues. They had average weekly per store merchandise sales of $9,560 and motor fuel sales of 12,093 gallons. In fiscal 1994, average weekly sales were $9,901 of merchandise and 12,013 gallons of fuel.

                  Truck Stops. At December 31, 1995, the Company operated ten truck stops, the same number as at the previous year end. The truck stops, which principally operate under the trade name of "Drivers," are located on interstate and other highways and are similar in their operations to the convenience stores, although the merchandise mix is directed towards truck drivers and the traveling public. Five of the truck stops have full service restaurants; the Company operates two of the restaurants and leases the other three to independent operators. The other five outlets offer prepared-to-order food service, including two outlets which have a combination Kentucky Fried Chicken/Taco Bell "express" franchise and one which has a Pizza Hut franchise within the store. In 1995, the truck stops (including their associated restaurants and food service facilities) accounted for 13% (15% in 1994) of the Company's consolidated revenues, with average weekly per outlet merchandise and food sales (including food service sales) of $17,506 ($18,160 in 1994) and fuel sales of 68,274 gallons (79,348 gallons in 1994).

                  Self-Service Gasoline Outlets. The Company operated 194 self-service gasoline outlets at December 31, 1995, a net increase of 9 outlets since the prior year end. This increase resulted principally from the sale of the merchandise operations of certain convenience stores, referred to above. Although these convenience store operations were sold, the Company retained the motor fuel concession at these locations. In addition, the Company acquired some outlets through the execution of new contracts with convenience store operators and the re-opening of previously closed locations and closed or disposed of other locations. The Company's self-service gasoline outlets consist of fuel pumps and related storage equipment located at independently operated convenience stores. These outlets are operated pursuant to contracts that generally obligate the Company to provide motor fuel inventory, fuel storage and dispensing equipment, and maintenance of the fuel equipment while the store operator agrees to collection and remittance procedures. The convenience store operators are compensated by commissions based on profits and/or the volume of fuel sold. In addition, the contracts generally grant the Company the right of first refusal to purchase the operator's convenience store should it be offered for sale. Many of the contracts have renewal options and, based on past experience, the General Partner believes that a significant number of those contracts which do not have renewal options will be renegotiated and renewed upon expiration. In addition to the contractual arrangement between the store operator and the Company, 99 of these operators also lease or sublease the store building and land from the Company or affiliates of the General Partner.

                During fiscal 1995, the self-service gasoline outlets had average weekly per outlet fuel sales of 7,794 gallons as compared to 7,579 gallons in fiscal 1994. In 1995, the Company's self-service gasoline outlets accounted for 23% (20% in 1994) of the Company's consolidated revenues.

                  Wholesale Fuel Sales. The Company has sold motor fuel on a wholesale basis to smaller independent and regional chains of fuel retailers since it commenced operations. The wholesale fuel operation was expanded in later years to include sales to commercial end-users of motor fuels, such as local governmental units, operators of vehicle fleets, and public utilities. In 1995, the Company's wholesale operations contributed 24% of consolidated revenues (20% in 1994). During 1995, the Company did not have facilities for the bulk storage of motor fuel. Accordingly, purchases were made to fill specific customer orders.

                In March 1996, the Company completed the purchase of a non-operating fuel processing facility and bulk storage terminal located in Euless, Texas. The facility will require renovation to make it operational and the Company does not anticipate its becoming operational until late 1996 or early 1997.

                The Company has been designated a "jobber" for Citgo, Chevron, Fina, Conoco, Texaco, Coastal, Diamond Shamrock, Sinclair, and Phillips 66. This designation enables the Company to work with independent fuel retailers to qualify the retailers to operate as a branded outlet for the large oil company. The Company then supplies motor fuel to such retailers on a wholesale basis under contracts ranging from five to ten years.

                Management believes the Company's fuel wholesale activities enhance its relationships with its fuel vendors by increasing the volume of purchases from such vendors. In addition, the wholesale activities permit the Company to develop relationships with smaller fuel retailers that may, at some future time, be interested in entering into a self-service gasoline marketing arrangement with the Company. {See Self-Service Gasoline Outlets.}

                  Market Strategy. The Company's market strategy emphasizes the operation and development of existing stores and retail outlets in small communities rather than metropolitan markets. In general, the Company believes stores in communities with populations of 50,000 or less experience a more favorable operating environment, primarily due to less competition from larger national or regional chains and access to a higher quality and more stable labor force. In addition, costs of land, reflected in both new store development costs and acquisition prices for existing stores and retail outlets, are generally lower in small communities. As a result of these factors, the Company believes this market strategy enables it to achieve a higher average return on investment than would be achieved by operating primarily in metropolitan markets.

                  Store Development. From 1989 through 1993 the Company increased the number of its convenience stores from 129 to 145, primarily by the acquisition of existing stores, including five stores in Illinois that were acquired, at no cost, by assuming the operation of stores previously operated by a company owned by the Company's Executive Vice President - Convenience Stores who was hired in the fourth quarter 1992, and five stores that were formerly self-service gasoline outlets. In 1994, the Company reduced the number of its convenience stores to 127. This decline resulted from the closing of the five Illinois stores acquired in 1992 and the sale of the merchandise operations at 15 convenience stores. The Company also converted certain of its self-service gasoline outlets to Company operated convenience stores and closed some other outlets.

                  In early 1994 in its continuing endeavor to increase the productivity and operating efficiency of its existing store base, the Company identified outlets that it believed would contribute more to the earnings of the Company if operated by independent operators rather than by the Company. The Company undertook a program to sell the merchandise operations of these outlets to independent operators. In 1995 and 1994 the Company sold the merchandise operations at 10 and 15 of these outlets, respectively. Because of their different overhead structure, independent operators are often able to operate the stores less expensively than can the Company. These sales were structured such that the Company retained the real estate or leasehold interest and leased or subleased the land and building to the operator for a five year period with a five year renewal option. The Company also entered into a self-service gasoline agreement covering the fuel sales at these locations. Management believes that the sales of these stores and the resulting combination of rents, fuel profits, and other income enhance the profitability of these outlets to the Company. The Company is continuing to negotiate the sales of the merchandise operation of additional stores.

                  In addition to the sales of the merchandise operations at certain convenience stores, discussed above, management is seeking other ways to increase the productivity of the Company's present base of convenience store and truck stop outlets. A part of this effort involves the installation of limited-menu "express" outlets of national food franchises in Company outlets. In March 1994, the Company commenced operating combination Kentucky Fried Chicken/Taco Bell outlets in two truck stops, Kentucky Fried Chicken outlets in two convenience stores, and a Subway Sandwich franchise in one convenience store. In 1995 a Pizza Hut outlet was added in one of the Company's truck stops. The Company's experience with this type of food service operation indicates that it increases store traffic as it offers the advantage of national name-brand recognition and advertising. In addition, the training and operational programs of these franchisors provide a consistent and high-quality product to the Company's customers. Management is evaluating the existing operations to determine if it would be appropriate to install additional outlets of this type in other locations. It is also evaluating the relative merits of the various types of franchises.

                Opportunities  to  expand  self-service   gasoline  outlets  are
limited by competitive factors, including the existence of established facilities at most independent convenience stores. However, the Company continues to pursue the acquisition of this type of outlet principally through the development of relationships through its fuel wholesaling operations.

                  Products, Store Design and Operation. The number and type of merchandise items stocked in the convenience stores vary from one store to another depending upon the size and location of the store and the type of products desired by the customer base served by the store. However, the stores generally carry national or regional brand name merchandise of the type customarily carried by competing convenience stores. Substantially all the convenience stores and truck stops offer fast foods such as hot dogs, pre-packaged sandwiches and other foods, and fountain drinks. Forty- one of the convenience stores have facilities for daily preparation of fresh food catering to local tastes, including fried chicken and catfish, tacos, french fries, and made-to-order sandwiches. Also, as discussed above three convenience stores and three truck stops have small "express" outlets of national fast-food franchises.

                  Although the stores vary in layout and design, schematic diagrams for each store are used to direct the store manager in the placement of products to maximize exposure of high turnover and high margin items to the flow of customer traffic.

                  During 1992 and 1993, the Company aggressively priced certain merchandise in its stores, especially cigarettes, in order to increase sales and customer traffic. Having built its store traffic, during 1994 and 1995 the Company became less aggressive in pricing certain items and focused on improving its merchandise gross profit margin. As a result, average weekly merchandise sales increased in 1992 and 1993 over the respective prior years and declined in 1994 and 1995. However, despite the sales declines in 1994 and 1995, managment believes that its overall profitability has been enhanced.

                  The Company utilizes a team approach to its marketing function rather than having a specific person who is responsible for that activity. Senior operations executives and other management personnel continually review and evaluate products and services for possible inclusion in the Company's retail outlets. Special emphasis is given to those goods or services which carry a higher than usual gross profit margin, will increase customer traffic within the stores, or complement other items already carried by the stores. The marketing teams, which include the Regional Managers, in conjunction with the Company's vendors, develop and implement promotional programs and incentives on selected items, such as fountain drinks and fast food items. In addition, new products and services are reviewed on a periodic basis to ensure a competitive product selection. Due to the geographic distribution of the Company's stores and the variety of trade names under which they are operated, the use of advertising is limited to location signage, point-of-sale promotional materials, advertisements in local newspapers, and locally distributed flyers.

                  Over the last several years, the Company has increased the number of its "branded" outlets, those which are affiliated with a large oil company. In March 1996, the Company had 209 retail outlets which were branded, as compared to 65 such outlets in 1990. The Company has outlets that are branded Citgo, Chevron, Fina, Conoco, Texaco, Coastal, and Diamond Shamrock. Branded locations generally have higher fuel sales volumes (in gallons) than non-branded outlets due to the advertising and promotional activities of the respective major oil company and the acceptance of such oil company's proprietary credit cards. The increased customer traffic associated with higher fuel sales tends to increase merchandise sales volumes, as well. The Company continues to evaluate the desirability of branding additional outlets. In addition to the Company operated convenience stores and self-service fuel outlets that are branded, the Company also serves as a wholesale distributor to 160 branded retail outlets.

                  Merchandise Supply. Based on competitive bids, the Company has selected a single company as the primary grocery and merchandise supplier to its convenience stores and truck stops. Certain merchandise items, however, such as bakery goods, dairy products, soft drinks, beer, and other perishable products, are generally purchased from local vendors and/or wholesale route salespeople. The Company believes it could replace any of its merchandise suppliers, including its primary merchandise supplier, with no significant adverse effect on its operations.

                  Motor Fuel Supply. The Company purchases fuel for its branded retail outlets and branded wholesale customers from the respective oil company which branded the outlet and for its unbranded outlets from large integrated oil companies and independent refineries. In order to maintain flexibility in the purchase of motor fuel, the Company does not have long-term contracts with any suppliers of petroleum products covering more than 10% of its motor fuel supply.

                  During recent years, the Company has not experienced any difficulties in obtaining sufficient quantities of motor fuel to satisfy retail sales requirements. However, unanticipated national or international events could result in a curtailment of motor fuel supplies to the Company, thereby adversely affecting motor fuel sales. In addition, management believes a significant portion of its merchandise sales are to customers who also purchase motor fuel. Accordingly, reduced availability of motor fuel could negatively impact other facets of the Company's operations, as well.

Competition

                  The convenience store industry is highly competitive. Most convenience stores in the Company's market areas sell motor fuel; in addition, merchandise similar or identical to that sold by the Company's stores is generally available to competitors. The Company competes with local and national chains of supermarkets, drug stores, fast-food operations, and motor fuel retailers. It also competes with independently operated convenience stores and national chains of convenience stores such as "7-Eleven" and "Circle K." Some of the Company's competitors have large sales volumes, benefit from national or regional advertising, and have greater financial resources than the Company. Major oil companies are also becoming a significant factor in the convenience store industry as they convert outlets that previously sold only motor fuel to convenience stores; however, major oil company stores generally carry a more limited selection of merchandise than that carried by the Company's outlets and operate principally in metropolitan areas, where the Company has few outlets.

                The Company believes each of its retail outlets competes with other retailers in its immediately surrounding area, generally within a radius of one to two miles. Management believes the Company's outlets compete based on location, accessibility, the variety of products and services offered, extended hours of operation, price, and prompt check-out service.

                  The   Company's   wholesale   fuel   operation  is  also  very
competitive. Management believes this business is highly price sensitive, although the ability to compete is also dependent upon providing quality products and reliable delivery schedules. The Company's wholesale fuel operation competes for customers with large integrated oil companies and smaller, independent refiners and fuel jobbers, some of which have greater financial resources than the Company. Management believes it can compete effectively in this business because of the Company's purchasing economies, numerous supply sources, and the reluctance of many larger suppliers to sell to smaller customers.

Employees

                At March 24, 1996, the Company employed 1,143 people (including part-time employees). In addition to employees of the Company, the General Partner employs five executive officers who perform services for the Company; the Company reimburses the General Partner for the direct and indirect costs of these personnel.

                There are no collective bargaining agreements between the Company and any of its employees. Management believes the relationship with employees of the Company is good.

Trademarks and Trade Names

                The Company's convenience stores and truck stops are operated under a variety of trade names, including "Kwik Pantry," "Nu-Way," "Economy," "Dynamic Minute Mart," "Drivers," and "Drivers Diner." New outlets generally use the trade name of the Company's stores predominant in the geographic area where the new store is located. The Company sells money orders in its outlets, and through agents, under the service mark "Financial Express Money Order Company." The money orders are produced using a computer controlled laser printing system developed by the Company. This system is also marketed to third parties under the name of "Lazer Wizard."

                Eight of the Company's truck stops operate under the trade name of "Drivers;" the two other truck stops use the same trade name as the Company's convenience stores in the area in which they are located.

                The Company has registered the names "FFP Partners," "Kwik Pantry," "Drivers," "Drivers Diner," "Financial Express Money Order Company," and "Lazer Wizard" as service marks or trademarks under federal law.

Insurance

                The Company does not carry workers' compensation insurance in the State of Texas. However, it has insurance policies, which limit the Company's exposure to losses related to claims of failure to provide a safe work environment. Management believes the limits, and related deductibles of this coverage, are prudent in light of the Company's exposure to loss. The Company maintains workers' compensation coverages in the other states in which it conducts business.

                The Company maintains liability coverages for its vehicles which meet or exceed state requirements but it does not carry automobile physical damage insurance. Insurance covering physical damage of properties owned by the Company is generally carried only for selected properties. The Company maintains property damage coverage on leased properties as required by the terms of the leases thereon.

                The Company maintains general liability insurance with limits and deductibles management believes prudent in light of the exposure of the Company to loss and the cost of the insurance. The Company does not maintain any insurance covering losses due to environmental contamination. {See Government Regulation - Environmental Regulation.}

                The Company monitors the insurance markets and will obtain such additional insurance coverages as it believes appropriate at such time as they might become available at costs management believes reasonable.

Government Regulation

                  Alcoholic Beverage Licenses. The Company's retail outlets sell alcoholic beverages in areas where such sales are legally permitted. The sale of alcoholic beverages is generally regulated by state and local laws which grant to various agencies the authority to approve, revoke, or suspend permits and licenses relating to the sale of such beverages. In most states, such agencies have wide-ranging discretion to determine if a licensee or applicant is qualified to be licensed. The State of Texas requires that licenses for the sale of alcoholic beverages be held, directly or indirectly, only by individual residents of Texas or by companies controlled by such persons. Therefore, the Company has an agreement with a corporation controlled by John Harvison, the Chairman and a director of the General Partner, which permits that corporation to sell alcoholic beverages in the Company's Texas outlets where such sales are legal.

                  In many states, sellers of alcoholic beverages have been held responsible for damages caused by persons who purchased alcoholic beverages from them and who were at the time of the purchase, or subsequently became, intoxicated. Although the Company's retail operations have adopted procedures which are designed to minimize such liability, the potential exposure to the Company as a seller of alcoholic beverages is substantial. The Company's present liability insurance provides coverage, within its limits and subject to its deductibles, for this type of liability.

                  Environmental Regulation. The Company is subject to various federal, state, and local environmental, health, and safety laws and regulations. In particular, federal regulations issued in late 1988 regarding underground storage tanks established requirements for, among other things, underground storage tank leak detection systems, upgrading of underground tanks with respect to corrosion resistance, corrective actions in the event of leaks, and the demonstration of financial responsibility to undertake corrective actions and compensate third parties for damages in the event of leaks. Certain of these requirements were effective immediately and others are being phased in over a ten year period. However, all underground storage tanks must comply with all requirements by December 1998. The Company has implemented a plan to bring all of its existing underground storage tanks and related equipment into compliance with these laws and regulations and currently estimates the costs to do so will range from $2,800,000 to $3,425,000 over the next three years. Such costs are included in the Company's anticipated capital expenditures.

                  All states in which the Company has underground storage tanks have established trust funds for the sharing, recovering, and reimbursing of certain cleanup costs and liabilities incurred as a result of leaks in such tanks. These trust funds, which essentially provide insurance coverage for the cleanup of environmental damages caused by an underground storage tank leak, are funded by a tax on underground storage tanks or the levy of a "loading fee" or other tax on the wholesale purchase of motor fuels within each respective state. The coverages afforded by each state vary but generally provide up to $1,000,000 for the cleanup of environmental contamination and most provide coverage for third-party liability, as well. Some of the funds require the Company to pay deductibles up to $25,000 per occurrence.

                  Although the benefits afforded the Company as a result of the trust funds are substantial, the Company may not be able to recover through higher retail prices the costs associated with the fees and taxes which fund the trusts.

                Management believes the Company complies in all material respects with existing environmental laws and regulations and is not currently aware of any material capital expenditures, other than as discussed above, that will be required to further comply with such existing laws and regulations. However, new laws and regulations could be adopted which could require the Company to incur significant additional costs.

Federal Income Tax Law

                  Under the Internal Revenue Code of 1986, as amended (the "Code"), certain publicly-traded partnerships are treated as corporations for tax purposes. However, due to a transitional rule, the Company will continue to be treated as a partnership for federal income tax purposes until the earlier of
(i) its first tax year beginning after 1997 or (ii) its addition of a "substantial new line of business" as defined by the Code. In addition, (i) the passive loss rules under the Code are applied separately with respect to items attributable to each publicly-traded partnership that is not treated as a corporation for tax purposes and (ii) net income from publicly-traded partnerships is not treated as passive income.

                Legislation has been introduced into Congress which would extend for a period of two years the "grandfather" provision which permits the Company to continue to be treated as a partnership for tax purposes. However, the likelihood of the passage of this legislation is not determinable at this point. The Company is continuing to evaluate its alternatives with respect to its tax status.

Item 2. PROPERTIES.

                  The following table summarizes the ownership status of the Company's retail outlets as of February 29, 1996:


                        Owned       Leased from        Leased from
                        by the    Affiliates of the     Unrelated
                       Company    General Partner        Parties          Total

                                         Number of Locations

Convenience Stores
  Land                   37             61                  26              124
  Buildings              93              8                  23              124

Truck Stops
  Land                    2              6                   2               10
  Buildings               6              2                   2               10

Self-service gasoline outlets
  Land                   10              89                 92              191
  Buildings              52              47                 92              191

Other/Not Active
  Land                   10              13                 14               37
  Buildings              15               8                 14               37

Total
  Land                   59             169                134              362
  Buildings             166              65                131              362

                The leases covering land and buildings leased from affiliates of the General Partner generally expire on May 31, 1997, and have one or two five-year renewal periods with renewal at the sole option of the Company. The monthly rent upon renewal will be adjusted by the increase in the consumer price index since the leases were entered into. Management believes the terms and conditions of the leases with affiliates are more favorable to the Company than could have been obtained from unrelated third parties.

                The executive offices of the Company are located at 2801 Glenda Avenue, Fort Worth, Texas, where it occupies approximately 15,000 square feet of office space leased from three companies affiliated with the General Partner.


Item 3.  LEGAL PROCEEDINGS.

                The Company was a defendant in Billy R. Delp, et al., v. John H. Harvison, FFP Partners Management Company, Inc., et al., Cause No. 141-127674-90, in the 141st Judicial District Court of Tarrant County, Texas, filed on May 7, 1990. In this case, plaintiffs claimed unspecified damages arising out of unspecified breaches of fiduciary duty by certain directors of the General Partner. In late 1993, a company owned by John H. Harvison and members of his immediate family acquired this cause of action in connection with the liquidation of the bankruptcy estate of Mr. Delp. This lawsuit was dismissed for lack of prosecution on May 19, 1995.

                The Company is periodically involved in routine litigation arising in the ordinary course of its businesses, particularly personal injury and employment related claims. Management presently believes none of the pending or threatened litigation of this nature is material to the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                No matters were submitted to a vote of Unitholders during 1995.



                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED SECURITY HOLDER MATTERS.

                The Company's Class A Units are listed for trading on the American Stock Exchange (symbol "FFP"). At March 29, 1996, there were 232 unitholders of record of the Class A Units.

                As of March 29, 1996, there were two record holders of the Company's Class B Units; the Class B Units are not listed for trading on any securities exchange. {See Item 12. Security Ownership of Certain Beneficial Owners and Management.}

                In August 1989, the Company entered into a Rights Agreement and distributed to its Unitholders Rights to purchase Units under certain circumstances. Initially the Rights were attached to all Unit Certificates representing Units then outstanding and no separate Rights Certificates were distributed. Under the Rights Agreement, the Rights were to separate from the Units and be distributed to Unitholders following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") had acquired, or obtained a right to acquire, beneficial ownership of 20% or more of the Partnership's Class A Units or all classes of outstanding Units. On August 8, 1994, a group of Unitholders announced that they had an informal understanding that they would vote their Units together as a block. The agreement related to units that constituted approximately 25% of the Class A Units then outstanding. Therefore, the Rights became exercisable on October 7, 1994, the record date for the issuance of the Rights Certificates (the "Distribution Date").

                The Rights currently represent the right to purchase a Rights Unit (which is substantially equivalent to a Class A Unit) of the Company at a price of $20.00 per Unit. However, the Rights Agreement provides, among other things, that if any person acquires 30% or more of the Class A Units or of all classes of outstanding Units then each holder of a Right, other than an Acquiring Person, will have the right to receive, upon exercise, Rights Units (or in certain circumstances, other property) having a value of $40.00 per Unit. The Rights will expire on August 13, 1999, and do not have any voting rights or rights to cash distributions.

                The following table sets forth the range of high and low sales prices for the Partnership's Class A Units as

                                      High                  Low
                                                Dollars
                       1994

                 First Quarter        5 5/8                3 7/8
                 Second Quarter       4 1/2                3 1/2
                 Third Quarter        4 3/4                3 3/4
                 Fourth Quarter       6 3/4                3 1/4

                       1995

                 First Quarter        8 5/8                5 5/8
                 Second Quarter       7 5/8                5 3/8
                 Third Quarter          8                    6
                 Fourth Quarter      7 15/16               6 3/4

                The following table sets forth the distributions declared and paid by the Company in 1994 and 1995:



                                                                 Amount per
                                                                 Class A and
  Record Date                   Date Paid                        Class B Unit

April 26, 1994                 May 12, 1994                         $0.08

November 21, 1994              November 30, 1994                     0.29

March 31, 1995                 April 12, 1995                        0.12

April 24, 1995                 May 9, 1995                           0.27

August 16, 1995                August 31, 1995                       0.18

November 28, 1995              December 12, 1995                     0.30


                Prior to December 31, 1989, the Class B Units, which were held by affiliates of the General Partner, were subordinated to the Class A Units with respect to their right to cash distributions. However, with the payment on March 15, 1990, of a cash distribution on the Class A Units, this subordination terminated. Accordingly, any future cash distributions will be made pro rata on both the Class A and Class B Units.

                The Class A and Class B Units have identical rights with respect to voting on matters brought before the partners and to cash distributions.

                Distributions are dependent upon the actual level of earnings and cash flow of the Company, capital expenditures required to maintain the productive capacity of the Company's asset base, and requirements for servicing the Company's debt. Management is evaluating re-instituting a regular quarterly cash distribution to unitholders. However, a determination has not yet been made with respect to whether or not to make distributions in such a manner, the amount of any such distributions, or the date on which such distributions might begin. Any future distributions will be dependent upon the continued profitability of the Company, its debt service requirements, needs for capital expenditures, and compliance with the restrictions in its Credit Agreement. {See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.}

                The Company has entered into a Credit Agreement with a bank which contains various restrictive covenants, including restrictions on the payment of cash distributions to unitholders. The Credit Agreement limits the payment of cash distributions by requiring that the Company maintain certain financial ratios which are predicated on, among other things, the level of cash distributions. {See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the Credit Agreement.}

                Item 6. Selected  Financial and Opertating  Data.

                           1995         1994        1993       1992      1991
Financial Data (in thousands,
  except per unit data):

Revenues and Margins -

  Motor fuel sales        $296,887    $275,278    $246,023   $217,248  $211,203

  Motor fuel margin         22,813      22,332      21,650     16,963    15,741

  Merchandise sales         65,512      72,827      74,921     56,946    55,899

  Merchandise margin        19,187      20,169      20,320     19,88     19,907

  Miscellaneous revenues     7,646       7,408       5,706      5,086     3,277

  Total revenues           370,045     355,513     326,650    279,280   270,379

  Total margin              49,646      49,909      47,676     41,933    38,925

Direct store expenses       28,496      29,553      28,794     24,771    22,246

General and
  administrative            11,795      11,056      10,527      9,415     9,585

Depreciation
  and amortization           3,769       4,352       5,681      5,435     5,330

Total operating expenses    44,060      44,961      45,002     39,621    37,161

Operating incom              5,586       4,948       2,674      2,312     1,764

Interest expense            (1,176)     (1,173)     (1,565)    (1,724)   (2,458)

Income before income
   taxes/other items         4,410       3,775       1,109        588      (694)

  Deferred income taxes       (500)       (244)        (94)         0         0

  Gain on extinguishment
   of debt                       0         200           0          0         0

  Change in accounting
   for income taxes              0           0        (297)         0         0

Net income/(loss)           $3,910      $3,731        $718       $588     $(694)

Income/(loss) per unit -

  From continuing
  operations and
  before accounting change   $1.07       $0.97       $0.28       $0.16   $(0.19)

  Net income/(loss            1.07        1.03        0.20        0.16    (0.19)

Cash distributions
declared per
Class A and Class B Unit     $0.87       $0.37       $0.00       $0.00    $0.00

Total assets               $69,332     $67,978     $70,277    $68,116   $61,525

Long-term obligations        7,100       9,527      10,755     17,164    20,196

Operating Data:

 Gallons of motor
  fuel sold                193,233     196,246     187,267    170,410   163,461
 (retail, in thousands)

Retail margin per
 gallon (cents)              10.9        10.1        10.0        9.2      8.9

Average weekly
  merchandise sales -

  Convenience stores        $9,560      $9,901     $10,289     $8,370    $7,747

  Truck stops               17,506      18,160      17,798     15,709    15,423

Merchandise margin           29.3%       27.7%       27.1%       34.9     35.6%

Number of locations
 at year end -

  Convenience stores         127          127          145         137      130

  Truck stops                 10           10           10           9        9

  Self-service
    fuel outlets             194          185          169         171      176



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

General

                This discussion should be read in conjunction with the selected financial and operating data, the description of the Company's business operations and the financial statements and related notes and schedules included elsewhere in this Annual Report on Form 10-K.

                The Company reports its results of operations using a fiscal year which ends on the last Sunday in December. Most fiscal years have 52 weeks but some consist of 53 weeks. Fiscal 1995 was a 53-week year, while fiscal 1994, 1993, 1992, and 1991 were 52-week years. This variation in time periods most affects revenues (and related costs of sales) and salary costs as other expenses (such as rent and utilities) are usually recorded on a "monthly" basis. However, differences in the number of weeks in a fiscal year should be considered in reviewing financial data.

1995 Compared with 1994

                The Company's motor fuel revenues for 1995 increased over the 1994 period by $21,609,000 (7.8%) due to increased wholesale fuel sales. Wholesale fuel sales increased 14,184,000 gallons (17.4%) over 1994. This increase was due to the presence for a full year of sales resulting from a marketing arrangement begun in mid-1994 that emphasizes sales to contractors and other commercial users of fuel as well as from growth in these sales. However, the increase in wholesale fuel sales was offset by a decline in retail fuel sales. Motor fuel sales at the Company's retail outlets declined by 3,013,000 gallons (1.5%) as a result of lower sales volumes at the Company's truck stops due to increased competition from new outlets in several of the Company's markets. The margin on fuel sales increased $481,000 (2.2%) in 1995 over 1994. This increase resulted from improved retail fuel margins (10.9 cents in 1995 vs
10.1 in 1994) and the additional margin from the increased wholesale activity.

                Merchandise sales in 1995 declined by $7,315,000 (10.0%) from the previous year due principally to the sale of the merchandise operations at ten convenience stores. The sales of these operations are the continuation of a program begun by the Company in mid-1994 to sell the merchandise operations of outlets that it believed would contribute more to the earnings of the Company if operated by independent operators rather than by the Company. The Company seeks to sell the merchandise operations of these outlets to independent operators who, because of their different overhead structure, are able to operate the stores less expensively than can the Company. These sales are structured such that the Company retains the real estate or leasehold interest and leases or subleases the land, building, and equipment to the operator. The Company also retains the motor fuel concession at these outlets, which become self-service fuel outlets for the Company. The merchandise sales decline was also affected by the absence of a full year's sales at the 15 outlets whose merchandise operations were sold in the third and fourth quarters of 1994.

                The Company also experienced a decline in its average weekly per store sales for convenience stores of $341 (3.4%) in 1995 as compared to 1994 and a decline of 3.6% in sales at the truck stops (combined with their associated restaurants). These declines are attributable to the Company's efforts to increase the margin on merchandise sales at all of its outlets. Total merchandise margin declined by $982,000 due to the reduced merchandise sales but the gross profit percentage on merchandise sales increased to 29.3% from 27.7% reflecting the Company's program of selectively increasing prices on less price sensitive items.

                Miscellaneous revenues were up $238,000 (3.2%) in 1995 over 1994. This increase resulted primarily from increases in excise tax handling fees (due to increased fuel volumes) and money order fees (due to increased numbers of items sold and an increase in the per item fee) and a gain recognized from the sale of the Company's fleet fuel franchise offset by declines in food stamp commissions (due to the adoption in Texas of a "debit" card for this activity) and in commissions on the wholesale sale of cigarettes (due to a more competitive market).

                Direct store expenses consist of those costs directly attributable to the operation of the Company's retail outlets, such as salaries and other personnel costs, supplies, utilities, repairs and maintenance, and commissions paid to the operators of the self-service motor fuel outlets. In 1995 these costs declined $1,057,000 (3.6%) from the prior year. This reduction was due to the elimination of payroll (and related costs), utilities, and other operating expenses at the convenience stores whose merchandise operations were sold to independent operators offset by increases in the fuel commissions paid to the operators of those stores, and increases in wage and other personnel costs at the stores operated by the Company.

                General and administrative expenses increased $739,000 (6.7%) in 1995 over 1994. This increase was caused by increased professional fees, principally attributable to the cost of consultants assisting in reorganizing certain of the Company's back office processes, increased rental expense, associated with the Company's increased use of leases to provide vehicles and to finance certain equipment, increased insurance costs, and increases in bank charges, associated with the trial use of a deposit pick up service at the Company's convenience stores and truck stops. These increases were offset by a reduction in bad debt expense due to better monitoring of receivables.

                The $583,000 (13.4%) decline in depreciation and amortization expense is due to the continued full depreciation of assets acquired upon the Company's formation in 1987 and the somewhat limited additions to property and equipment over the past few years.

                Even though the Company's long-term bank debt declined by $3,580,000 from 1994 to 1995, interest expense was flat between the two years due to increased use of capital leases, which carry a somewhat higher but fixed interest rate, to fund capital expenditures.

                The Company adopted Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" ("SFAS 109") at the beginning of fiscal 1993. As a result of adopting this accounting principle, the Company is required to record deferred income tax expense attributable to changes arising in the current period in the temporary differences between financial and tax reporting which are expected to reverse after 1997, when the Company will become taxable as a corporation. These differences are due primarily to temporary differences between the financial reporting amounts and tax bases of the Company's property and equipment and the increase in the deferred tax expense in 1995 as compared to 1994 is principally due to additions to fixed assets which are depreciated differently for financial reporting and tax purposes. The deferred tax expense is expected to grow in 1996 and 1997 as the date at which the Company will become taxable as a corporation grows closer since fewer of the differences between tax and financial reporting will reverse prior to such date.

                The $263,000 (0.5%) decline in the Company's total margin in 1995 as compared to 1994 was offset by significant reductions in operating expenses and depreciation and amortization such that income before income taxes and other items increased $635,000 (16.8%). However, due to the increase in deferred income taxes, discussed above, and the occurrence in 1994 of a $200,000 gain from the early extinguishment of debt in connection with the refinancing of the Company's bank debt in early 1994, net income increased by $179,000 (4.8%) between the two years.

1994 Compared with 1993

                Motor fuel revenues in 1994 increased $29,255,000 (11.9%) from 1993 principally due to increases in the gallons of motor fuel sold at both wholesale and retail. Retail fuel gallons sold increased 4.8% due to an increase in the average number of outlets selling fuel, primarily self-service fuel outlets; same-store fuel sales (in gallons) were up 0.2% from 1993 to 1994. Wholesale fuel volumes were up 40.8% because of the marketing arrangement begun in mid-1994 which emphasizes sales to contractors and other commercial users. Fuel margin increased $682,000 (3.2%) between the two years. Retail fuel margin per gallon increased to 10.1 cents per gallon in 1994 from 10.0 cents in 1993 and wholesale fuel margin per gallon increased to 1.8 cents in 1994 from 1.7 cents in 1993.

                The Company's merchandise sales declined $2,094,000 (2.8%) from 1993 to 1994 due to sales decreases at convenience stores offset by increases at truck stops. The sales decline at the convenience stores resulted from the closing in late 1994 of the Company's five convenience stores in Illinois, the reduction in sales caused by the sale of the merchandise operations of 15 outlets (under the program discussed above), and a same-store sales decline of 2.0% from the prior year. The Illinois stores had not been performing well and the Company elected to terminate its lease on those locations in August 1994, while most of the sales of convenience store merchandise operations occurred in the third and fourth quarters of 1994.

                The increased sales at the truck stops resulted from the addition of one outlet in May 1993 and from a same- store sales increase of 9.2%. The strong growth in same-store sales is attributable to re-merchandising the truck stops and the impact of additional traffic generated by the Kentucky Fried Chicken and Taco Bell express outlets at two of the truck stops. Because of the success the Company has enjoyed with the branded fast food outlets, it is expanding this concept to additional truck stops.

                Merchandise margin decreased $151,000 (0.7%) in 1994 from 1993 due to the decreased merchandise sales. However, the gross profit percentage on merchandise sales increased to 27.7% (from 27.1% in 1993) due principally to higher margins realized at the truck stops as a result of the re-merchandising of those outlets and the branded fast food outlets.

                The $1,702,000 (29.8%) increase in miscellaneous revenues in 1994 over 1993 was principally due to the $829,000 gain recognized on the sales of certain convenience store merchandise operations (discussed above) and increases in lottery commissions at the Company's convenience stores and fuel excise tax collection fees related to the increased volume of motor fuel sold.

                Direct store expenses increased $759,000 (2.6%) in 1994 over 1993 principally due to increased personnel costs at the convenience stores and truck stops related to routine wage increases and higher fuel commissions at the self-service motor fuel outlets due to the increased volumes of fuel sold by these outlets.

                General and administrative expenses increased $529,000 (5.0%) from 1993 to 1994. These increases resulted from increases in bad debt expense related to the increase in self-service fuel outlets and increased wholesale fuel business, increased professional fees related to the Company's underground storage tank monitoring activity and increased efforts in marketing it's laser money order printing system, increased commissions related to its wholesale fuel sales to contractors and commercial users, and increased rent expense related to the use of lease financing for vehicles and equipment. These increases were offset by declines in uninsured claims and bank charges.

                The $1,329,000 (23.4%) reduction in depreciation and amortization expense for 1994 over 1993 was caused by the full amortization in September 1993 of the value of self-service gasoline contracts and the complete depreciation in late 1993 and early 1994 of certain other assets, all of which were acquired upon the Company's initial formation in May 1987.

                Interest expense decreased $392,000 (25.0%) for 1994 from the prior year due to the refinancing of the Company's debt in February 1994. This refinancing, which was with a different financial institution, resulted in a reduced interest rate on the debt and also established a revolving line of credit thereby enabling the Company to reduce the debt outstanding from time to time by paying down on the credit line which also reduced interest expense. Interest expense was further reduced because of reductions in the balances outstanding due to scheduled payments on the Company's term debt. In addition, in connection with this transaction, the company received a $200,000 discount on the early payoff of the previous debt. This $200,000 gain on extinguishment of debt is reflected as an extraordinary item in the 1994 consolidated income statement.

                The adoption of SFAS 109 at the beginning of fiscal 1993 was accounted for as a cumulative effect of a change in accounting principle and resulted in a noncash charge of $297,000 in the 1993 consolidated statement of operations

                The substantial increases in the Company's total margin (total revenues less costs of fuel and merchandise) combined with the modest increases in operating expenses and the substantial reduction in depreciation and amortization, resulted in 1994 earnings of $3,731,000, an improvement of $3,013,000 over the prior year.

Liquidity and Capital Resources

                The Company has a Credit Agreement with a major bank under which it has a $10,000,000 revolving credit line (with sublimits of $8,000,000 for cash advances and $3,000,000 for letters of credit) to be used for working capital purposes and a term loan which had a balance at year end 1995 of $6,563,000. The revolving credit line matures on April 30, 1997, but the agreement requires that it be repaid for seven consecutive days during each calendar quarter. The term loan is due in quarterly installments of $312,500 through March 31, 2001. Both the term loan and the revolving credit line bear interest at the bank's prime rate. Although the interest rates on both loans are variable rates, the Credit Agreement provides the Company with the ability to fix the rates on all or a portion of the term loan for varying periods of time up to its maturity.

                In March 1996, the Company amended its Credit Agreement principally to provide an additional term loan of $1,000,000 to be used by the Company to acquire and renovate a non-operating fuel terminal which the Company acquired in March 1996. This term loan is to be repaid in quarterly installments of $50,000 through March 31, 2001. The interest rate and related options on this loan are the same as on the other term debt under the Credit Agreement.

                The Credit Agreement contains various requirements and restrictive covenants, including, a pledge of the Company's accounts receivable and inventories, a negative pledge of the Company's fixed assets, and the requirement to maintain certain financial ratios which have the effect of limiting the Company's capital expenditures and distributions to unitholders. At year end 1995, the Company was not in compliance with certain of the financial ratios but in connection with the March 1996 amendment of the Credit Agreement, mentioned above, the bank has waived compliance with these ratios.

                During 1995, the Company has made cash distributions to its unitholders. However, the distributions have not been made at regular, periodic intervals nor at fixed amounts. The Company anticipates that it will continue to make cash distributions to unitholders and is evaluating making such distributions on a regular quarterly basis. However, a determination has not yet been made with respect to whether or not to make distributions in that manner, the amount of any such distributions, or the date on which such distributions might begin. Further, any future distributions will be dependent upon the continued profitability of the Company, its debt service requirements, needs for capital expenditures, and compliance with the restrictions in its Credit Agreement.

                The  Company's  cash  flows  from  operating   activities   were
$5,051,000 less in 1995 than in 1994. This decline was due principally to a $2,429,000 decrease in accrued expenses which is related to the timing of fuel excise tax payments relative to the Company's year end. Cash used for the purchase of property and equipment and other investing activities increased $1,970,000 in 1995 primarily due to increased purchases of property and equipment, some which is related to compliance with environmental regulations, and to other investments. The Company expects its level of capital expenditure to increase modestly over the next three years as it completes the upgrades of its underground storage tanks that are required to meet state and federal environmental requirements. The Company has contracted with a firm to install the necessary equipment and/or to modify existing installations to meet current environmental requirements by the December 1998 deadline. The cost of this upgrading is expected to be between $2,800,000 and $3,425,000 and is expected to be incurred ratably over 1996, 1997, and 1998.

                The Company will pay for some of these expenditures from its operating cash flow. However, it has a $2,500,000 lease financing facility with an affiliate of its primary bank lender which may be used to fund a portion of these expenditures as well as to acquire other machinery and equipment (other than underground storage tanks). Although this commitment expires in December 1996, the Company expects that it will be renewed for an additional amount at that time. The Company believes that this lease financing along with its operating cash flow and other financing alternatives that are available to it will be adequate to fund necessary capital expenditures, including the expenditures that are necessary to comply with environmental regulations.

                The Company's cash used in financing activities decreased by $5,518,000 in 1995 as compared to 1994. This significant decrease resulted primarily from reduced payments on bank debt in 1995 as compared to 1994, when the Company's debt was refinanced.

                The Company is party to commodity futures contracts and forward contracts to buy and sell fuel, both of which are used principally to satisfy balances owed on exchange agreements and both of which have off-balance sheet risk. Changes in the market value of open futures contracts are recognized as gains or losses in the period of change. These investments involve the risk of dealing with others and their ability to meet the terms of the contracts and the risk associated with unmatched positions and market fluctuations. {See Note 11 to the Consolidated Financial Statements.}

                The Company had negative working capital at year end 1995 of $4,147,000 as compared to a negative $100,000 at the prior year end. The decline was largely due to the prepayment of $2,000,000 on the Company's term debt in mid-1995. Although this prepayment negatively affected working capital it helped the Company to minimize interest expense. The Company believes that the availability of funds under its revolving line of credit and its traditional use of trade credit will permit operations to be conducted in a customary manner.

Inflation and Seasonality

                The Company believes inflation has not had a material effect on operating results in recent years except for the upward pressure placed on wages, primarily store wages, by the federal minimum wage increases which took effect in 1990 and 1991. Some federal political officials have proposed increasing the federal minimum wage again but it is uncertain at this time whether such an increase will become law. Should there be an increase in the federal minimum wage, the Company expects that it's operating margins would be adversely affected in the short run as it would take some time to increase prices in order to pass along this increased cost to customers but it does not expect that it would be at a competitive disadvantage as the Company believes its wage structure is in line with that of other convenience store operators. Apart from the impact of the possible minimum wage increase, operations for the foreseeable future are also not expected to be significantly impacted by inflation. Generally, increased costs of in-store merchandise can be quickly reflected in higher prices to customers. The price of motor fuel, adjusted for inflation, has declined over recent years. However, significant increases in the retail price of motor fuels could reduce fuel demand and the Company's gross profit on fuel sales.

                The Company's businesses are subject to seasonal influences, with higher sales being experienced in the second and third quarters of the year as customers tend to purchase more motor fuel and convenience items, such as soft drinks, other beverages, and ice, during the warmer months.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                The financial statements and supplementary data filed herewith begin on page F-1.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                There were no changes in, nor disagreements with, accountants during 1995.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

General Partner

                FFP Partners Management Company, Inc., a Delaware corporation formed in December 1986, is the General Partner of and manages the Company. The Unitholders have no power, as limited partners, to direct or participate in the control of the business of the Company.

Management of the General Partner

                Set forth below are the names, ages, positions, and business experience of the executive officers and directors of the General Partner:


                 Name    Age                          Position

John H. Harvison [1      62       Chairman of the Board and Chief
                                    Executive Officer

Robert J. Byrnes [1]     55       President, Chief Operating Officer,
                                    and Director

Avry Davidovich          42       Executive Vice President -
                                    Convenience Stores and Director

Steven B. Hawkins        48       Vice President - Finance and Administration,
                                    Secretary, Treasurer, and Chief
                                    Financial Officer

J. D. St.Clair           61       Vice President - Fuel Supply and
                                    Distribution and Director

Robert E. Garrison, II
 [1,2]                   54       Director

John W. Hughes [1,2]     54       Director

Garland R. McDonald      58       Director

John D. Harvison         39       Director

E. Michael Gregory       44       Director
- ----------------------------------------------------
[1]  Member of Compensation Committee
[2]  Member of Audit Committee


                John H. Harvison has been Chairman of the Board of the General Partner since the commencement of the Company's operations in May 1987. Mr. Harvison is a founder and an executive officer of each of the companies from which the Company acquired its initial base of retail outlets, and has been active in the retail gasoline business since 1958 and in the convenience store business since 1973. In addition, he has been involved in oil and gas exploration and production, the ownership and management of an oil refinery and other personal investments. Until April 1992, Mr. Harvison served on the Board of Directors of Total Assets Protection, Inc. In March 1992, Total Assets Protection, Inc., filed a voluntary petition under Chapter 7 of the United
States   Bankruptcy   Code.  Mr.   Harvison  was  an  officer  and  director  of
Tech-Management, Inc., a privately held corporation, against which an involuntary petition in bankruptcy was filed in August 1991. In January 1995, Mr. Harvison consented to the entry of a cease and desist order by the United States Office of Thrift Supervision that, among other things, prohibits him from participating in any manner in the conduct of the affairs of federally insured depository institutions. This Order was issued in connection with Mr. Harvison's ownership in a federal savings bank and transactions between him (and companies in which he had an ownership interest) and that institution. In consenting to the issuance of the Order, Mr. Harvison did not admit any of the allegations against him and consented to the issuance of the Order solely to avoid the cost and distraction that would be caused by prolonged litigation to contest the positions taken by the Office of Thrift Supervision. Mr. Harvison is the father of John D. Harvison, who is also a director of the General Partner.

                Robert J. Byrnes has been the President of the General Partner since April 1989 and has been a Director since May 1987. From May 1987 to April 1989, Mr. Byrnes served as Vice President - Truck Stop Operations for the Company. Mr. Byrnes has been, since 1985, the President of Swifty Distributors, Inc., one of the companies from which the Company acquired its initial retail outlets. From 1975 through 1984, Mr. Byrnes was President of Independent Enterprises, Inc., which owned and operated convenience stores and a truck stop. During that period, he was also President of Enterprise Distributing, Inc., a wholesaler of motor fuels. Prior to 1975, Mr. Byrnes was President of Foremost Petroleum Corporation (which is now a subsidiary of Citgo Petroleum Corporation) and was a distribution manager for ARCO Oil & Gas Company. He is currently a director of Plaid Pantries, Inc., an operator of convenience stores headquartered in Beaverton, Oregon.

                Avry Davidovich has been Executive Vice President - Convenience Stores and a Director of the General Partner since October 1992 when the Company acquired the convenience stores operated by Mr. Davidovich. He had operated these convenience stores since February 1992. From June 1989 through February 1992, Mr. Davidovich was the General Manager of Lincoln Land Oil Company. From 1977 through May 1989, Mr. Davidovich was employed in a number of management positions by Emro Marketing, a convenience store chain owned by Marathon Oil Company that operated 1,600 outlets.

                Steven B. Hawkins has been Vice President - Finance and Administration, Secretary, and Treasurer of the General Partner since May 1987. From April 1980 through December 1987, Mr. Hawkins was employed as Secretary/Treasurer, Controller and Chief Financial Officer by various companies affiliated with the General Partner. Prior to joining such affiliates, Mr. Hawkins was employed for nine years by Arthur Andersen & Co., an international public accounting firm. He is a member of both the American Institute of Certified Public Accountants and the Texas Society of CPAs.

                J. D. St.Clair has been Vice President - Fuel Supply and Distribution and a Director of the General Partner since May 1987. Mr. St.Clair is a founder and an executive officer of several of the companies from which the Company acquired its initial retail outlets. He has been involved in the retail gasoline marketing and convenience store business since 1971. Prior to 1971, Mr. St.Clair performed operations research and system analysis for Bell Helicopter, Inc., from 1967 to 1971; for the National Aeronautics and Space Administration from 1962 to 1967; and Western Electric Company from 1957 to 1962.

                Robert E. Garrison, II, has been a Director of the General Partner since May 1987. Mr. Garrison is a managing partner of Harris, Webb & Garrison, a regional merchant and investment bank, and is also Chairman and Chief Executive Officer of Pinnacle Management & Trust Co., a state chartered independent trust company. From October 1992 through February 1994, Mr. Garrison was Chairman of Healthcare Capital Group, Inc., a regional investment bank focusing on the health care industry. From April 1991 through October 1992, Mr. Garrison was Chairman and Chief Executive Officer of Med Center Bank & Trust, one of the leading independent banks in Houston, Texas. Mr. Garrison served as President of Iroquois Brands, Ltd. ("IBL"), a manufacturer of material handling and construction equipment, pharmaceutical and personal care products, and operator of convenience stores and retail fuel outlets in the United Kingdom from 1989 until his resignation in September 1990. In June 1991, an involuntary petition under Chapter 11 of the United States Bankruptcy Code was filed against IBL and in November 1991, the Chapter 11 petition was converted to a Chapter 7 petition. From 1982 through March 1989, Mr. Garrison served as Executive Vice President and director of Lovett Mitchell Webb & Garrison, Inc. ("LMW&G"), one of the representatives of the underwriters in the initial public offering of the Company in May 1987, where he managed the Investment Research and Investment Banking Division, and Boettcher & Company, Inc., which acquired LMW&G in September 1987. From 1971 to 1982, Mr. Garrison was First Vice President and Director of Institutional Research at Underwood Neuhaus & Co. From 1969 to 1971, Mr. Garrison was Vice President of BDSI, a venture capital subsidiary of General Electric.

                John W. Hughes has been a Director of the General Partner since May 1987. Mr. Hughes is an attorney with the law firm of Garrison & Hughes, L.L.P., in Fort Worth, Texas. From 1991 to 1995 he was an attorney with the firm of Simon, Anisman, Doby & Wilson, P.C., in Fort Worth, Texas. Since 1963, Mr. Hughes has been a partner of Hughes Enterprises, which invests in venture capital opportunities, real estate, and oil and gas.

                Garland R. McDonald, is employed by the Company to oversee and direct a variety of special projects. He was elected to the Board in January 1990. He had previously served as a Director of the General Partner from May 1987 through May 1989 and served as a Vice President of the General Partner from May 1987 to October 1987. Mr. McDonald is a founder and the Chief Executive Officer of Hi-Lo Distributors, Inc., and Gas-Go, Inc., two of companies from which the Company initially acquired its retail outlets. He has been actively involved in the convenience store and retail gasoline businesses since 1967.

                John D. Harvison was elected a Director of the General Partner in April 1995. Mr Harvison has been Vice President of Dynamic Production, Inc., an independent oil and gas exploration and production company since 1977. He previously served as Operations Manager for Dynamic from 1977 to 1987. He also serves as an office of various other companies that are affiliated with Dynamic that are involved in real estate management and various other investment activities. Mr. Harvison is the son of John H. Harvison, the Chairman of the Board of the General Partner.

                E. Michael Gregory was elected to the Board of the General Partner in September 1995. Mr. Gregory is the founder and President of Gregory Consulting, Inc., an engineering and consulting firm that is involved in the development of products related to the distribution and storage of petroleum products and computer software for a variety of purposes including work on such products and software for the Company. Prior to founding Gregory Consulting in 1988, Mr. Gregory was the Chief Electronic Engineer for Tidel Systems (a division of The Southland Corporation) where he was responsible for new product concept development and was involved in projects involving the monitoring of fuel levels in underground storage tanks. He is a Registered Professional Engineer in Texas.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

                Regulations issued under the Securities Exchange Act of 1934 require certain persons to report their holdings of the Company's Class A and Class B Units to the Securities and Exchange Commission ("SEC") and to the Company. To the best of the Company's knowledge, based upon copies of reports and other representations provided to the Company, all 1995 reports required under Section 16 of the Securities Exchange Act of 1934 were filed in a timely manner except that the following reports were filed late: (i) reports for the month of January 1995 for John H. Harvison, John D. Harvison, Randall W. Harvison, 7HBF, Ltd., and HBF Financial, Ltd., covering units indirectly acquired by them due to the acquisition by 7HBF, Ltd., of the 50% interest not previously held by 7HBF, Ltd., of a record owner of Class B Units; (ii) a report for the month of December 1995 for Robert E. Garrison, II, covering units he donated to a charitable institution; (iii) a report for the month of August 1995 for Garland R. McDonald covering units purchased by his individual retirement account; (iv) a report for the month of April 1995 for John D. Harvison covering options granted to him upon his election to the Board; and, (v) reports for the months of March 1995 and April 1995 for Avry Davidovich covering the exercise of options and the related sale of the units so acquired.


Item 11.  EXECUTIVE COMPENSATION.

                The Company reimburses the General Partner for all of its direct and indirect costs (principally officers' compensation and other general and administrative costs) allocable to the Company. Cash bonuses to executive officers of the General Partner are not chargeable to the Company as a reimbursable expense.

                Each  director  who is not an officer or employee of the General
Partner or the Company receives an annual retainer of $4,000 plus $1,000 for each Board meeting, or committee meeting not held in conjunction with a Board meeting, which he attends and $500 for each telephone meeting in which he participates. Each director is also reimbursed for expenses related to attendance at board meetings.

                In addition, non-employee directors are generally granted options to acquire 25,000 Class A Units at the fair market value of the underlying units on the date of grant. The options become exercisable with respect to one-third of the Units covered thereby on each of the anniversary dates following the grant and expire ten years after grant. In the event of a change in control of the Company, any unexercisable portion of the options will become immediately exercisable. Upon exercise, the option price may be paid, in whole or in part, in Class A Units owned by the director.

                Messrs. Garrison and Hughes were each granted options, in November 1992, to purchase 25,000 Class A Units at $3.75 per Unit; Mr. John D. Harvison was granted options to purchase 25,000 Class A Units at $6.00 per Unit in April 1995; and Mr. Gregory was granted options to purchase 25,000 Class A Units at $7.00 in September 1995. Mr. Garrison exercised all of his options in November 1995.

                Directors who are officers or employees of the General Partner or the Company receive no additional compensation for attendance at Board or committee meetings.

                The General Partner has employment agreements with Messrs. Harvison, Byrnes, Hawkins, and St.Clair which provide that if the employment of any such officer is terminated for any reason other than the commission of an act of fraud or dishonesty with respect to the Company or for the intentional neglect or nonperformance of his duties, such officer is to receive an amount equal to twice his then current annual salary plus a continuation of certain benefits provided by the Company for a period of two years. Any cost incurred under these agreements is to be borne by the Company. The Company has an employment agreement with Mr. Davidovich which provides that he is to receive an annual salary of $125,000. The agreement with Mr. Davidovich also provides that if his employment with the Company is terminated he will be paid his then current salary for up to four months.

Summary Compensation Table

                The following table provides information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers who earned salary and bonus of more than $100,000 in the latest fiscal year:


                                                        Annual Compensation
                                             ----------------------------------
                                                                     Other
                                                                     Annual
               Name                                                  Compen-
               and                                    Salary         sation
        Principal Position            Year             ($)             ($)

John H. Harvison                      1995            135,000           -
Chairman and Chief Executive Officer  1994            135,000           -
                                      1993            135,000           -

Robert J. Byrnes                      1995            135,000           -
President, Chief Operating Officer    1994            135,000           -
and Director                          1993            135,000           -

Avry Davidovich                       1995            125,000           -
Executive Vice President -            1994            125,000           -
Convenience Stores and Director       1993            125,000        20,359 [1]
- -------------------------------------------------------------------------------

                [1] Relocation costs paid to or on behalf of Mr. Davidovich in connection with his employment by the Company in October 1992.


                There were no long-term compensation awards or payouts during any of the last three years.

                General Partner's Incentive Bonus. On an annual, non-cumulative basis, the General Partner may earn incentive compensation (the "Incentive Bonus"), pursuant to the FFPOP Partnership Agreement, with respect to each fiscal year, only if (a) the net income of the Company for such year, as determined in accordance with generally accepted accounting principles and calculated prior to the payment of the incentive compensation, equals or exceeds $1.08 per Unit, and (b) the total of the quarterly cash distributions for such year to the holders of Units equals or exceeds $1.50 per Unit (such distributions being those made for such year, even though the distribution for the fourth quarter will actually be paid subsequent to year end). In the event these tests are met, incentive compensation will be paid in cash, by the Company, in an amount equal to 10% of net income before such incentive compensation. Although there is no requirement to do so, management believes that any such incentive compensation received by the General Partner would be used to pay bonuses to its executive officers. The General Partner did not earn any incentive compensation during 1995.

                Class A Unit Options Exercised during Fiscal 1995 and Fiscal Year End Option Values. The following table provides information about options exercised during the last fiscal year and the value of unexercised options held at the end of the fiscal year by the named executive officers:



               Aggregated Option/SAR Exercises in Last Fiscal Year
                       and FY-End Option/SAR Values Value
                                                                Value of
                          Units                Number of       Unexercised
                         Acquired             Unexercised     In-the-Money
                           on         Value   Options/SAR's   Option/SAR's
                        Exercise     Realized   at Fiscal      at Fiscal
                           (#)       ($) [1]    Year End       Year End
                                                  (#)            ($) [2]

    Name and                                   Exercisable/    Exercisable/
Principal Position                            Unexercisable   Unexercisable

John H. Harvison          - 0 -      - 0 -        40,000/0      $130,000/$0
Chairman and Chief
Executive Officer

Robert J. Byrnes          - 0 -      - 0 -        35,000/0      $113,750/$0
President, Chief
Operating Officer,
and Director

Avry Davidovich          28,000     $135,041         0/0            $0/$0
Executive Vice President
 - Convenience Stores
and Director
- -------------------------------------------------------------------------------

                [1] The value shown is determined by multiplying the difference between the closing price of the Company's Class A Units on the date the options were exercised, as reported by the American Stock Exchange, and the option exercise price times the number of units underlying the options exercised.

                [2] The closing price for the Company's Class A Units as reported by the American Stock Exchange on December 31, 1995, was $7.00. The value shown is calculated by multiplying the difference between this closing price and the option exercise price times the number of units underlying the option.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Class A and Class B Units

                The following table sets forth as of March 29, 1996, information regarding the only persons known by the Company to own, directly or indirectly, more than 5% of each class of its Class A and Class B Units:


 Title            Name and Address        Amount and Nature of         Percent
of Classs         of Beneficial Owner     Beneficial Ownership        of Class


Class A        7HBF, Ltd.                        524,333 [1]            15.2%
               2801 Glenda Avenue
               Fort Worth, Texas  76117

Class A        HBF Financial, Ltd.               738,297 [2]            21.4%
               2801 Glenda Avenue
               Fort Worth, Texas  76117

Class A        Garland R. McDonald               194,167 [3]             5.6%
               2801 Glenda Avenue
               Fort Worth, Texas  76117

Class A        The Murray Foundation for Eye     166,500 [4]             4.8%
                   Research, Inc.
               280 Ridgeview Road
               Princeton, New Jersey  08540

Class A        Mark T. Boyer                     134,200 [4]             3.9%
               Mitchell J. Soboleski
               353 Sacramento Street, 16th Floor
               San Francisco, California  94111
                                      and
               Henry Garehime and Barbara Garehime
               4570 Opal Cliff
               Santa Cruz, California  94068

Class A        Edmund & Mary Shea Real           126,700 [4]             3.7%
                   Property Trust
               Edmund H. Shea, Jr., Trustee
               655 Brea Canyon Road
               P. O. Box 489
               Walnut, California  91789-0489

Class B        7HBF, Ltd                         175,000 [5]            74.5%
               2801 Glenda Avenue
               Fort Worth, Texas  76117

Class B        Summit National Bank               60,000                25.5%
               1300 Summit Avenue
               Fort Worth, Texas  76102
- -------------------------------------------------------------------------------

                [1] Consists of 524,333 Class A Units owned by eight companies which are owned or controlled by 7HBF, Ltd., a limited partnership owned by John
H. Harvison and members of his immediate family. 7HBF, Ltd., may be deemed to share beneficial ownership of 144,417 Units with Garland R. McDonald, 49,750 Units with Garland R. McDonald and Barbara J. Smith (John H. Harvison's sister), 83,417 Units with J. D. St.Clair, and 16,833 Units with Robert J. Byrnes.

                [2] Consists of 738,297 Class A Units owned by a company which is owned by HBF Financial, Ltd., a limited liability company owned by trusts for the benefit of members of John H. Harvison's immediate family. In addition HBF Financial, Ltd., owns 31% of the general partner of 7HBF, Ltd.

                [3] Consists of 194,617 Class A Units owned by two companies of which Mr. McDonald is deemed to be the beneficial owner. Mr. McDonald may be deemed to share beneficial ownership of 144,417 of these Units with 7HBF, Ltd., and 49,750 Units with Barbara J. Smith and 7HBF, Ltd.

                [4] According to Schedule 13Ds filed in August 1994 with the Securities and Exchange Commission by The Murray Foundation for Eye Research, Inc., and the Edmund and Mary Shea Real Property Trust, those two entities have an informal understanding with Mark T. Boyer, Mitchell J. Soboleski, Robert J. Bransten, and the John M. Bransten Trust that this group will vote the 524,600 Class A Units they hold, together as a block with regard to matters that require approval of the limited partners of the Company.

                [5] Consists of 175,000 Class B Units owned of record by a company owned by 7HBF, Ltd. The beneficial ownership of these Units is in dispute.


                The following table sets forth as of March 29, 1996, information with respect to the Class A Units and Class

                                Title     Amount and Nature of       Percent of
                              of Class   Beneficial Ownership [1]     Class [1]
 Name of Beneficial Owner

John H. Harvison, Chairman    Class A                0 [2,3]             0.0%

Robert J. Byrnes, President   Class A           16,833 [4]               0.5%
and Director

Steven B. Hawkins,
Vice President                Class A            2,000 [5]               0.1%
J. D. St.Clair                Class A           88,417 [6]               2.6%
Vice President and Director

Avry Davidovich, Executive    Class A           12,566 [7]               0.4%
Vice President and Director


Robert E. Garrison, II,
Director                      Class A           86,805 [7]               2.5%

John W. Hughes, Director      Class A                0                   0.0%

Garland R. McDonald,
Director                      Class A          194,167 [8]               5.6%

John D. Harvison, Director    Class A                0 [9,10]            0.0%

E. Michael Gregory, Director  Class A                0                   0.0%

All directors and executive   Class A          400,788 [11,12]          11.6%
officers as a group (10 persons)

- -------------------------------------------------------------------------------

                [1] Excludes  Class A Units covered by the options  discussed in
Item 11. Executive Compensation.

                [2] Excludes 524,333 Class A Units beneficially owned by 7HBF, Ltd. (a Texas limited partnership of which John H. Harvison and members of his family are partners), and 738,297 Class A Units beneficially owned by HBF Financial, Ltd. (a Texas limited liability company which is 98%-owned by trusts for the benefit of the children of John H. Harvison). 7HBF, Ltd., may be deemed to share beneficial ownership of 144,417 Units with Garland R. McDonald, 49,750 Units with Garland R. McDonald and Barbara J. Smith (John H. Harvison's sister), 83,417 Units with J. D. St.Clair, and 16,833 Units with Robert J. Byrnes.

                [3] Excludes 175,000 Class B Units owned of record by a company owned by 7HBF, Ltd. The benefical ownership of these Units is in dispute.

                [4] Shares are held by a company of which Mr. Byrnes is a director and executive officer. Mr. Byrnes may be deemed to share beneficial ownership of these units with 7HBF Financial, Ltd.

                [5] Includes 1,300 Units held by an Individual Retirement Account for the benefit of Mr. Hawkins and 700 Units held by a general partnership in which Mr. Hawkins holds a 50% ownership interest. Mr. Hawkins disclaims beneficial ownership of 50% of the 700 units held by the general partnership.

                [6] Includes 5,000 Units held directly and 83,417 Units held by a company of which Mr. St.Clair is a director and executive officer. Mr. St.Clair may be deemed to share beneficial ownership of the 83,417 Units with 7HBF Financial, Ltd.

                [7] Units are held directly.

                [8] Units are held by two companies of which Mr. McDonald is a director and executive officer. Mr. McDonald may be deemed to share beneficial ownership of 144,417 Units with 7HBF, Ltd., and of 49,750 Units with 7BHF, Ltd., and Barbara J. Smith.

                [9] Excludes 524,333 Class A Units beneficially owned by 7HBF, Ltd. (a Texas limited partnership of which John D. Harvison and members of his family are partners), and 738,297 Class A Units beneficially owned by HBF Financial, Ltd. (a Texas limited liability company which is 98%-owned by trusts for the benefit of the siblings of John D. Harvison). 7HBF, Ltd., may be deemed to share beneficial ownership of 144,417 Units with Garland R. McDonald, 49,750 Units with Garland R. McDonald and Barbara J. Smith (John H. Harvison's sister), 83,417 Units with J. D. St.Clair, and 16,833 Units with Robert J. Byrnes.

                [10] Excludes 175,000 Class B Units owned of record by a company owned by 7HBF, Ltd. Mr. Harvison is a manager of 7HBF, Ltd. The benefical ownership of these Units is in dispute.

                [11] Excludes the 524,333 and 738,297 Class A Units discussed in notes 2 and 9 and the 32,167 Class A Units discussed in note 9.

                [12] Excludes the 175,000 Class B Units discussed in notes 3 and 10.


General Partner

                The General Partner makes all decisions relating to the management of the Company. Companies owned, directly or indirectly, by certain officers and directors (principally John H. Harvison and members of his immediate family) of the General Partner are the sole shareholders of the General Partner. Certain of these companies have executed proxies which assign the right to vote their respective stock in the General Partner to their respective stockholders on a basis pro rata to each stockholder's ownership of the respective company. By virtue of this action and through ownership of the equity interests in certain of these companies or their affiliates, John H. Harvison and members of his immediate family, have the right to vote 92.2% of the stock of the General Partner. Messrs. Byrnes, St.Clair, and McDonald collectively have the right to vote 6.1% of the stock of the General Partner.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Transactions

                The Company leases land or land and buildings for some of its retail outlets and some administrative and executive office facilities from various entities directly or indirectly owned by Messrs. John H. Harvison, and members of his immediate family, Byrnes, St.Clair, and McDonald. During fiscal 1995, the Company paid $849,000 to such entities with respect to these leases. The General Partner believes the leases with its affiliates are on terms that are more favorable to the Company than terms that could have been obtained from unaffiliated third parties for similar properties.

                John H. Harvison, Chairman of the General Partner, owns 50% of Product Supply Services, Inc. ("Product Supply"), which provides consulting services and acts as an agent for the Company in connection with the procurement of motor fuel for sale by the Company. Product Supply provides such services to the Company pursuant to an agreement providing that the Company will pay Product Supply $5,000 per month, supply it with office space and support services, such as telephone and clerical assistance, and pay its reasonable out-of-pocket costs in providing such services. The agreement may be canceled either by the Company or Product Supply upon sixty days' written notice. During fiscal year 1995, the Company paid $67,000 to Product Supply for its services.

                John H. Harvison, Chairman of the General Partner, together with members of his immediate family, owned 50% of Southwest Office Systems, Inc. ("Southwest") until September 15, 1995. During all of 1995, the Company paid Southwest, and its subsidiary, $65,000 for the purchase of office supplies and equipment. The Company believes that the prices paid to Southwest for such supplies and equipment were comparable to those available from unrelated parties

                E. Michael Gregory, a Director of the General Partner since September 1995, is the owner and president of Gregory Consulting, Inc. ("Gregory Consulting"), which provides engineering, consulting, and other similar services to the Company. During the entire year of 1995, the Company paid Gregory Consulting $235,000 for such services.

                Under Texas law, the Company is not permitted to hold licenses to sell alcoholic beverages in Texas. Consequently, the Company has entered into agreements with Nu-Way Beverage Company ("Nu-Way Beverage"), a company wholly owned by John H. Harvison, under which Nu-Way Beverage sells alcoholic beverages at the Company's Texas outlets. Under this agreement, the Company receives rent and a management fee relative to the sale of alcoholic beverages and it loans funds to Nu-Way Beverage to pay for alcoholic beverage purchases. The Company receives interest on such funds at 1/2% above the prime rate charged by a major commercial bank and the loan is secured by the alcoholic beverage inventory located in the Company's Texas outlets. During 1995, the highest balance due under this loan was $485,000 and the balance at the end of the year was $433,000. During 1995, Nu-Way Beverage sold $9,116,000 of alcoholic beverages at the Company's Texas outlets. After deducting cost of sales and other expenses related to these sales, including $1,217,000 of rent, management fees, and interest paid to the Company, Nu-Way Beverage had earnings of $91,000 as a result of holding these alcoholic beverage permits.

                In June 1994, the Company concluded the settlement of a lawsuit which it had filed against Nu-Way Oil Company and Nu-Way Distributing Company
(the "Nu-Way Companies"), both of which are controlled by John Harvison and members of his immediate family, and a related suit which the Nu-Way Companies had filed against the Company. Under the settlement, all claims in both of the lawsuits were dismissed and the Company received cash, a promissory note from an affiliated company (secured by first and second liens on real estate), and title to a convenience store which was being leased by the Company from an affiliate. The Company estimated the assets it received had an aggregate value of $485,000. The affiliated companies received approximately $65,000 in cash (held in the Registry of the Court) and 30,000 Class B Units owned by an affiliate that were being held by an escrow agent. This agreement was approved by the disinterested directors of the General Partner. The note which the Company received in connection with this settlement is to be repaid over five years, with interest at 9.5%; the highest balance outstanding during 1995 under the note was $110,000, and the balance outstanding at year end 1995 was $92,000.

                In 1980 and 1982, certain of the Affiliated Companies granted to E-Z Serve, Inc. ("E-Z Serve"), the right to sell motor fuel at retail for a period of ten years at self-serve gasoline stations owned or leased by the Affiliated Companies or their affiliates. All rights to commissions under these agreements and the right to sell motor fuel at wholesale to E-Z Serve at such locations were assigned to the Company on May 21, 1987, in connection with the acquisition of its initial base of retail operations. In December 1990, in connection with the expiration or termination of the agreements with E-Z Serve, the Company entered into agreements with Thrift Financial Co. ("Thrift
Financial"), a company owned and controlled by members of John H. Harvison's immediate family, which grant to the Company the exclusive right to sell motor fuel at certain retail locations. The terms of these agreements are comparable to agreements that the Company has with other unrelated parties. During fiscal 1995, the Company paid Thrift Financial $261,000 under these agreements.

                In 1995, the Company purchased four parcels of land, including buildings and petroleum storage tanks and related dispensing equipment, from H Investments, LLC ("H Investments"), a company indirectly owned by John H.
Harvison and members of his immediate family. The Company paid a total of $144,000 for the real estate and related improvements. The Company is operating one of these locations as a convenience store and one as a self-service motor fuel outlet and intends to operate the other two as either convenience stores or self-service motor fuel outlets. Robert J. Byrnes, President of the General Partner, determined the puchase price by reference to similar properties acquired by the Company from unrelated parties. These properties had been acquired by H Investments in 1993 in connection with the acquisition of a package of notes receivable one of which was secured by the real estate discussed above as well as other assets. H Investments ascribed a value of $70,000 to this note.

                Cost Allocations. Determinations are made by the General Partner with respect to costs incurred by the General Partner (whether directly or indirectly through its affiliates) that will be reimbursed by the Company. The Company reimburses the General Partner and any of its affiliates for direct and indirect general and administrative costs, principally officers' compensation and associated expenses, related to the business of the Company. The reimbursement is based on the time devoted by employees to the Company's business or upon such other reasonable basis as may be determined by the General Partner. In fiscal 1995, the Company reimbursed the General Partner and its affiliates $727,000 for such expenses.

                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

                (a) The following documents are filed as part of this Annual Report on Form 10-K:

                (1) Financial Statements.

                See Index to Financial Statements and Financial Statement Schedules on page F-1 hereof.

                (2) Financial Statement Schedules.

                See Index to Financial Statements and Financial Statement Schedules on page F-1 hereof.

                Schedules other than those listed on the accompanying Index to Financial Statements and Financial Statement Schedules are omitted because they are either not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.

                (3) Exhibits.

                3.1 Amended and Restated Certificate of Limited Partnership of FFP Partners, L.P. [3.7] {1}

                3.2 Amended and Restated Certificate of Limited Partnership of FFP Operating Partners, L.P. [3.8] {1}

                4.1 Amended and Restated Agreement of Limited Partnership of FFP Partners, L.P., dated May 21, 1987, as amended by the First Amendment to Amended and Restated Agreement of Limited Partnership dated August 14, 1989, and by the Second Amendment to Amended and Restated Agre dated July 12, 1991. {5}

                4.2 Amended and Restated Agreement of Limited Partnership of FFP Operating Partners, L.P. dated May 21, 1987. {2}

                4.3 Rights Agreement dated as of August 14, 1989, between the Company and NCNB Texas National Bank, as Rights Agent. [1] {3}

                10.1 Nonqualified Unit Option Plan of FFP Partners, L.P. [10.2] {1}

                10.2 Form of Ground Lease with Affiliated Companies. [10.3] {1}

                10.3 Form of Building Lease with  Affiliated  Companies.  [10.4]
{1}

                10.4 Form of Agreement with Product Supply Services, Inc. [10.5] {1}

                10.5 Agreement of Limited Partnership of Direct Fuels, L.P. [10.6] {4}

                10.6  Form  of   Employment   Agreement   between  FFP  Partners
Management Company, Inc., and certain executive officers dated April 23, 1989, as amended July 22, 1992. [10.9] [{5}

                10.7 Credit Agreement between Bank of America Texas, N.A., and FFP Operating Partners, L.P., dated February 25, 1994. [10.9] {6}

                10.8 First Amendment, dated March 30, 1994, to Credit Agreement between Bank of America Texas, N.A., and FFP Operating Partners, L.P., dated February 25, 1994. {7}

                10.9  Second  Amendment,   dated  August  31,  1994,  to  Credit
Agreement between Bank of America Texas, N.A., and FFP Operating Partners, L.P., dated February 25, 1994. {7}

                10.10 Third Amendment, dated May 1, 1995, to Credit Agreement between Bank of America Texas, N.A., and FFP Operating Partners, L.P., dated Februrary 25, 1995 [10.12] {8}

                10.11 Fourth Amendment, dated December 20, 1995, to Credit Agreement between Bank of America Texas, N.A., and FFP Operating Partners, L.P., dated Februrary 25, 1995 {9}

                10.12 Fifth Amendment, dated March 29, 1996, to Credit Agreement between Bank of America Texas, N.A., and FFP Operating Partners, L.P., dated Februrary 25, 1995 {9}

                10.13 Employment Agreements between FFP Operating Partners, L.P., and Avry Davidovich dated August 24, 1992, and September 30, 1992. [10.11] {5}

                10.14 Amendment dated May 17, 1994, to Employment Agreements between FFP Operating Partners, L.P., and Avry Davidovich {7}

                21.1 Subsidiaries of the Registrant. {9}

                23.1 Consent of KPMG Peat Marwick LLP. {9}

                27 Financial data schedule {9}

                99.1 Financial statements of FFP Operating Partners, L.P., a 99%-owned subsidiary of the Registrant. {These financial statements are being filed as an exhibit to facilitate compliance with certain state regulatory requirements.} {9}

- --------------------------------

                {1} Included as the indicated exhibit in the Partnership's Registration Statement on Form S-1 (Registration No. 33-12882) dated May 14, 1987, and incorporated herein by reference.

                {2} Included as the indicated exhibit in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 27, 1987, and incorporated herein by reference.

                {3} Included as the indicated exhibit in the Partnership's registration statement on Form 8-A dated as of August 29, 1989, and incorporated herein by reference.

                {4} Included as the indicated exhibit in the Partnership's Current Report on Form 8-K, dated February 10, 1989, and incorporated herein by reference)

                {5} Included as the indicated exhibit in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 27, 1992, and incorporated herein by reference.

                {6} Included as the indicated exhibit in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 26, 1993, and incorporated herein by reference.

                {7} Included as the indicated exhibit in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 25, 1994, and incorporated herein by reference.

                {8} Included as the indicated exhibit in the Partnership's Quarterly Report on Form 10-Q for the first fiscal quarter ended March 26, 1995, and incorporated herein by reference.

                {9} Included herewith.


                (b) No reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report on Form 10-K.


                                   SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 1996               FFP PARTNERS, L.P.
                                    (Registrant)

                                     By: FFP Partners Management Company, Inc.,
                                     General Partner


                                                    By: /s/ John H. Harvison
                                                        John H. Harvison
                                                        Chairman of the Board




                Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of April 16, 1996.


/s/ John H. Harvison          Chairman of the Board of Directors
John H. Harvison              and Chief Executive Officer of FFP
                              Partners Management Company, Inc.
                              (Principal executive officer)


/s/ Robert J. Byrnes          President, Chief Operating Officer,
Rober J. Byrnes               and Director of FFP Partners Management
                              Company, Inc.  (Principal operating officer)


/s/ Steven B. Hawkins         Vice President - Finance and Administration,
Steven B. Hawkins             and Chief Financial Officer of FFP Partners
                              Management Company, Inc. (Principal financial
                              and accounting officer)

/s/ J. D. St.Clair            Director of FFP Partners Management Company, Inc.
J. D. St.Clair

/s/ Avry Davidovich           Director of FFP Partners Management Company, Inc.
Avry Davidovich

/s/ Robert E. Garrison, II    Director of FFP Partners Management Company, Inc.
Robert E. Garrison, II

/s/ John W. Hughes            Director of FFP Partners Management Company, Inc.
John W. Hughes

/s/ Garland R. McDonald       Director of FFP Partners Management Company, Inc.
Garland R. McDonald

/s/ John D. Harvison          Director of FFP Partners Management Company, Inc.
John D. Harvison

/s/ E. Michael Gregory        Director of FFP Partners Management Company, Inc.
E. Michael Gregory

Item 8.  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE.


                                                                      Page
                                                                     Number

Independent Auditors' Report                                           F-2

Consolidated Balance Sheets as of December 31, 1995,
and December 25, 1994                                                  F-3


Consolidated Income Statements for the Years Ended
December 31, 1995, December 25, 1994, and December 26, 1993            F-4

Consolidated Statements of Partners' Capital for the Years
Ended December 31, 1995, December 25, 1994, and December 26, 1993      F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1995, December 25, 1994, and December 26, 1993            F-6

Notes to Consolidated Financial Statements                             F-8

Schedule II - Valuation and Qualifying Accounts                        F-25

                          INDEPENDENT AUDITORS' REPORT



The Partners
FFP Partners, L.P.:

                  We have audited the consolidated financial statements of FFP Partners, L.P. (a Delaware Limited Partnership) and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FFP Partners, L.P. and subsidiaries as of December 31, 1995 and December 25, 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                  As discussed in Notes 2(l) and 10 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."




                                                KPMG Peat Marwick LLP


Fort Worth, Texas
March 5, 1996, except for
    the third and fourth paragraphs of
    Note 5, which are as of March 29, 1996

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1995, AND DECEMBER 25, 1994
                                 (In thousands)


                                                      1995             1994

                           ASSETS

Current Assets

  Cash and cash equivalents                           $8,106          $11,400

  Trade receivables, less allowance
  for doubtful accounts of $1,045
  and $917 in 1995 and 1994, respectively              9,440            8,092

  Notes receivable                                       453              452

  Receivables from affiliated company                    436              451

  Inventories                                         11,260           11,346

  Prepaid expenses and other current assets              615              607

      Total current assets                            30,310           32,348

  Property and equipment, net                         31,872           29,959

  Noncurrent notes receivable, excluding
  current portion                                      1,156            1,099

  Claims for reimbursement of environmental
  remediation costs                                    1,255            1,490

  Other assets, net                                    4,739            3,082

      Total Assets                                   $69,332          $67,978



                  LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities

   Amount due under revolving credit line            $4,003               $0

   Current installments of long-term debt             1,028            2,131

   Current installments of obligations
   under capital leases                                 884              552

   Accounts payable                                  13,030           13,180

   Money orders payable                               5,918            4,262

   Accrued expenses                                   9,894           12,323

      Total current liabilities                       34,757          32,448

Long-term debt, excluding current installments         6,157           8,634

Obligations under capital leases, excluding
current installments                                     943             893

Other liabilities                                      1,774           1,153

      Total Liabilities                               43,631          43,128

Commitments and contingencies

Partners' Capital

    Limited partners' equity                          25,713          24,870

    General partner's equity                             257             249

    Treasury units                                      (269)           (269)

      Total Partners' Capital                         25,701          24,850

      Total Liabilities and Partners' Capital         $69,332        $67,978



          See accompanying notes to consolidated financial statements.

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
     YEARS ENDED DECEMBER 31, 1995, DECEMBER 25, 1994, AND DECEMBER 26, 1993
                    (In thousands, except unit information)


                                   1995              1994                1993

Revenues

   Motor fuel                   $296,887           $275,278           $246,023

   Merchandise                    65,512             72,827             74,921

   Miscellaneous                   7,646              7,408              5,706

      Total Revenues             370,045            355,513            326,650

Costs and Expenses

   Cost of motor fuel            274,074            252,946            224,373

   Cost of merchandise            46,325             52,658             54,601

   Direct store expenses          28,496             29,553             28,794

   General and administrative
     expenses                     11,795             11,056             10,527

   Depreciation and amortization   3,769              4,352              5,681

     Total Costs and Expenses    364,459            350,565            323,976

Operating Income                   5,586              4,948              2,674

   Interest Expense                1,176              1,173              1,565

Income before income taxes,
  extraordinary item, and
  accounting change                4,410              3,775              1,109

   Deferred income tax expense       500                244                 94

Income before extraordinary item
   and accounting change           3,910              3,531              1,015

   Extraordinary item - gain on
      extinguishment of debt           0                200                  0

   Cumulative effect of change in
     accounting for income taxes       0                  0               (297)

Net Income                         $3,910             $3,731              $718

Net income allocated to

   Limited partners                $3,871             $3,694              $711

   General partner                     39                 37                 7

Income/(loss) per limited partner unit

   Before extraordinary item and
      accounting change             $1.07              $0.97             $0.28

   Gain on extinguishment of debt    0.00               0.06              0.00

   Change in accounting for
      income taxes                   0.00               0.00             (0.08)

   Net income                       $1.07              $1.03             $0.20


Distributions declared per unit     $0.87              $0.37             $0.00

Weighted average number of Class

A and Class B Units outstanding   3,632,221        3,589,337         3,585,233



          See accompanying notes to consolidated financial statements.

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
     YEARS ENDED DECEMBER 31, 1995, DECEMBER 25, 1994, AND DECEMBER 26, 1993
                     (In thousands, except unit information)


                              Limited Partners
                           --------------------   Gemeral  Treasury
                            Class A    Class B    Partner    Units      Total



Balance, December 27, 1992   $15,391    $6,330      $218    $(269)     $21,670

Exercise of Class A Unit
    options by employees          15         0         0        0           15

Net income                       407       304         7        0          718

Balance, December 26, 1993    15,813     6,634       225     (269)      22,403


Exercise of Class A Unit
    options by employees         53          0         0        0           53

Distributions to partners
    ($0.37 per Class A and
    Class B Unit)              (761)       (563)     (13)       0       (1,337)

Net income                    2,124       1,570       37        0        3,731

Balance, December 25, 1994   17,229       7,641      249     (269)      24,850


Exercise of Class A Unit
    options by employees
    and directors               238           0       1         0          239

Retirement of Class A Units     (94)          0       0         0          (94)

Distributions to partners
    ($0.87 per Class A and
    Class B Unit)             (1,838)    (1,334)    (32)        0       (3,204)

Net income                     2,254      1,617      39         0        3,910

Balance, December 31, 1995   $17,789     $7,924    $257     $(269)     $25,701




          See accompanying notes to consolidated financial statements.

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED DECEMBER 31, 1995, AND DECEMBER 25, 1994, DECEMBER 26, 1993
                 (In thousands, except supplemental information)


                                              1995         1994           1993

Cash Flows from Operating Activities

  Net income                                $3,910        $3,731          $718

  Adjustments to reconcile net income to net cash provided by operating activities

   Depreciation and amortization            3,769         4,352         5,681

   Provision for doubtful accounts            459           804           460

   Provision for deferred income taxes, including
     $297 for cumulative effect of change in
      acounting for income taxes in 1993      500           244           391

     (Gain)/loss on sales of property
      and equipment                          (256)          (16)          220

     (Gain) on extinguishment of debt           0          (200)            0

     (Gain) on sales of convenience store
       operations                            (791)         (829)            0

     Minority interest in net income
     of subsidiaries                           42            41            11

   Changes in operating assets and liabilities

    (Increase) in trade receivables        (1,807)       (2,018)        (2,330)

    (Increase)/decrease in notes receivable   733            80           (195)

    (Increase)/decrease in receivables from
        affiliated companies                   15            24           (147)

    (Increase)/decrease in inventories         86         2,211           (876)

    (Increase)/decrease in prepaid expenses
      and other current assets                 (8)          156            159

    (Increase)/decrease in claims for
     reimbursement of environmental
     remediation costs                        314           192            (52)

    Decrease in other assets                    0             0            516

    Increase/(decrease)in accounts payable   (150)        1,137            713

    Increase in money orders payable        1,656           832            521

    Increase/(decrease)in accrued expenses (2,429)          353          2,222

Net cash provided by operating activities   6,043        11,094          8,012



Cash Flows from Investing Activities

   Purchases of property and equipment    (4,762)       (3,772)         (3,374)

   Proceeds from sales of property
   and equipment                             314            44             280

   Investments in joint ventures and
    other entities                        (1,350)            0               0

   (Increase) in other assets               (687)         (787)           (312)

Net cash (used in) investing activities   (6,485)       (4,515)         (3,406)



Cash Flows from Financing Activities

   Borrowings/(payments) on revolving
        credit line, net                    4,003       (7,116)              0

   Proceeds from long-term debt                 0       12,161             826

   Payments on long-term debt              (4,178)     (13,576)         (3,494)

   Borrowings under capital lease
   obligations                              1,076        1,560               0

   Payments on capital lease obligations     (694)        (115)              0

   Proceeds from exercise of unit options     145           53              15

   Distributions to unitholders            (3,204)      (1,337)              0

   (Repayments to) General Partner, net         0            0            (332)

Net cash (used in) financing activities    (2,852       (8,370)         (2,985)



Net increase/(decrease) in cash
 and cash equivalents                      (3,294)      (1,791)           1,621

Cash and cash equivalents at
 beginning of year                         11,400       13,191           11,570

Cash and cash equivalents at end of year   $8,106      $11,400          $13,191


Supplemental Disclosure of Cash Flow Information

                  Cash paid for interest during 1995, 1994, and 1993 was $1,394,000, $1,283,000, and $1,603,000, respectively.

Supplemental Schedule of Noncash Investing and Financing Activities

                  During 1995, the Company (i) acquired fixed assets of $598,000 in exchange for notes payable and (ii) retired $94,000 in Class A Units in connection with the surrender of 12,295 Class A Units in payment for the exercise of options to acquire 25,000 Class A Units by a director of the General Partner.

                  During 1994, the Company acquired property valued at $215,000 and a note receivable of $120,000 through settlement of a lawsuit.





          See accompanying notes to consolidated financial statements.

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          DECEMBER 31, 1995, DECEMBER 25, 1994, AND DECEMBER 26, 1993


1.       Basis of Presentation

(a) Organization of Company

                  FFP Partners, L.P. ("FFPLP"), through its subsidiaries, owns and operates retail convenience stores, truck stops, and self-service motor fuel outlets over an eleven state area. It also operates check cashing booths and conducts a wholesale motor fuel business, both primarily in Texas. FFPLP, a Delaware limited partnership, was formed in December 1986. FFP Partners Management Company, Inc. ("FFPMC" or the "General Partner"), serves as the general partner of FFPLP. FFPMC, or a subsidiary, also serves as the general partner of FFPLP's subsidiary partnerships. References in these notes to the "Company" include FFPLP and its subsidiaries.

                  The Company commenced operations in May 1987 upon the purchase of its initial base of retail outlets from affiliates of the General Partner. The purchase of these outlets was completed in conjunction with the Company's initial public offering of 2,065,000 Class A Units of limited partnership interest, the issuance of 1,585,000 Class B Units of limited partnership interest to the affiliates of the General Partner from which the retail outlets were acquired, and the issuance of a 1% interest in the Company to the General Partner.

                  The Company owns and conducts its operations through the following subsidiaries (entity, date formed, percentage owned, and principal activity):

FFP Operating Partners, L.P.
     a Delaware limited partnership
     Formed December 1986 - 99% owned
     Operation of convenience stores and other retail outlets

Direct Fuels, L.P.
     a Texas limited partnership
     Formed December 1988 - 99% owned
     Wholesale motor fuel sales

FFP Financial Services, L.P.
     a Delaware limited partnership
     Formed Septmeber 1990 - 99% owned
     Operation of check cashing booths

FFP Illinois Money Orders, Inc.
     an Illinois corporation
     Formed January 1993 - 100% owned
     Issuance of money orders in Illinois (inactive)

Practical Tank Management, Inc.
     a Texas corporation
     Formed September 1993 - 100% owned
     Underground storage tank monitoring

FFP Transportation, L.L.C.
    a Texas limited liability company
    Formed September 1994 - 100% owned
    Ownership of tank trailers leased to independent trucking company


                  The Company's Class A Units are traded on the American Stock Exchange. The Class B Units, which are not registered and are not traded on the American Stock Exchange, are held by entities affiliated with the General Partner. The Class B Units may be converted into Class A Units on a one-for-one basis at the option of the Class B unitholders. The Class A Units and Class B Units have identical rights with respect to cash distributions and to voting on matters brought before the partners.

(b) Consolidation

                  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The minority interest in the net income or loss of subsidiaries which are not wholly-owned by FFPLP is included in general and administrative expenses.

(c) Reclassifications

                  Certain amounts previously reported in the 1994 and 1993 consolidated financial statements have been reclassified to conform to the 1995 presentation.


2.       Significant Accounting Policies

(a) Fiscal Years

                  The Company prepares its financial statements and reports its results of operations on the basis of a fiscal year which ends on the last Sunday of December. Accordingly, the fiscal year ended December 31, 1995, consisted of 53 weeks and the fiscal years ended December 25, 1994, and December 26, 1993, consisted of 52 weeks; certain other previous fiscal years consisted of 53 weeks. Year end data in these notes is as of the respective dates above.

(b) Cash Equivalents

                  The Company considers all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents.

(c)  Notes Receivable

                  Notes receivable are recorded at the amount owed, less a related allowance for impairment. The provisions of the Financial Accounting Standard Board's ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," have been applied in the evaluation of the collectibility of notes receivable. At year end 1995 and 1994, no notes receivable were determined to be impaired.

(d) Inventories

                  Inventories consist of retail convenience store merchandise and motor fuel products. Merchandise inventories are stated at the lower of cost or market as determined by the retail method. Motor fuel inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) inventory method.

                  The Company has selected a single company as the primary grocery and merchandise supplier to its convenience stores and truck stops although certain items, such as bakery goods, dairy products, soft drinks, beer, and other perishable products, are generally purchased from local vendors and/or wholesale route salespeople. The Company believes it could replace any of its merchandise suppliers, including its primary grocery and merchandise supplier, with no significant adverse effect on its operations.

                  The Company does not have long-term contracts with any suppliers of petroleum products covering more than 10% of its motor fuel supply. Unanticipated national or international events could result in a curtailment of motor fuel supplies to the Company, thereby adversely affecting motor fuel sales. In addition, management believes a significant portion of its merchandise sales are to customers who also purchase motor fuel. Accordingly, reduced availability of motor fuel could negatively impact other facets of the Company's operations.

(e) Property and Equipment

                  Property and equipment are stated at cost. Equipment acquired under capital leases is stated at the present value of the initial minimum lease payments, which is not in excess of the fair value of the equipment. Depreciation and amortization of property and equipment are provided on the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful lives of the respective assets.

(f)  Investments

                  Investments in joint ventures and other entities that are 50% or less owned are accounted for by the equity method and are included in other assets, net, in the accompanying consolidated balance sheets.

(g) Intangible Assets

                  In connection with the allocation of the purchase price of the assets acquired in 1987 upon the commencement of the Company's operations, $6,192,000 was allocated to contracts under which the Company supplies motor fuel to various retail outlets and $1,093,000 was allocated as the future benefit of real estate leased from affiliates of the General Partner. The fuel contracts were amortized using the straight-line method over 6.3 years, the average life of such contracts at the time they were acquired. The value assigned to these contracts became fully amortized during 1993. The future benefit of the leases is being amortized using the straight-line method over 20 years, the initial term and option periods, of such leases.

                  Goodwill of $2,020,000 is being amortized using the straight-line method over 20 years. The Company assesses the recoverability of goodwill by determining whether the amortization of the balance over the remaining amortization period can be recovered through undiscounted future operating cash flows of the acquired operations. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill would be impacted if anticipated future operating cash flows are not achieved.

(h) Sales of Convenience Store Operations

                  The Company sold the merchandise operations and related inventories of 10 and 15 convenience store locations to various third parties for approximately $900,000 and $1,834,000 in 1995 and 1994, respectively. Under these sales, the Company retained the real estate or leasehold interests, and leases or subleases the store facilities (including the store equipment) to the purchaser under five-year renewable operating lease agreements. The Company retains ownership of the motor fuel operations and pays the purchaser of the store commissions based on motor fuel sales. In addition, the new store operators may purchase merchandise under the Company's established buying arrangements for which the Company receives a commission.

                  The proceeds from the sales in 1995 consisted of cash of $357,000 and notes receivable of $543,000 and in 1994 consisted of cash of $778,000 and notes receivable of $1,056,000. The notes receivable generally are for terms of five years, require monthly payments of principal and interest, and bear interest at rates ranging from 8% to 10%. Gains on sales which meet specified criteria, including receipt of a significant cash down payment and projected cash flow from store operations sufficient to adequately service the debt, are recognized upon closing of the sale. Gains on sales which do not meet the specified criteria are recognized under the installment method as cash payments are received. Gains being recognized under the installment method are evaluated periodically to determine if full recognition of the gain is appropriate. During 1995 and 1994, the Company recognized gains of $791,000 and $829,000, respectively (included in miscellaneous revenues in the accompanying consolidated income statements), and deferred gains of $200,000 and $400,000, respectively (included in accrued expenses in the accompanying consolidated balance sheets).

(i) Environmental Costs

                  Environmental remediation costs are expensed; related environmental expenditures that extend the life, increase the capacity, or improve the safety or efficiency of existing assets are capitalized. Liabilities for environmental remediation costs are recorded when environmental assessment and/or remediation is probable and the amounts can be reasonably estimated. Environmental liabilities are evaluated independently from potential claims for recovery. Accordingly, the gross estimated liabilities and estimated claims for reimbursement have been presented separately in the accompanying consolidated balance sheets (see Note 13b).

(j) Motor Fuel Taxes

                  Motor fuel revenues and related cost of motor fuel include federal and state excise taxes of $103,478,000, $103,117,000, and $82,890,000, for 1995, 1994, and 1993, respectively.

(k) Exchanges

                  The exchange method of accounting is utilized for motor fuel exchange transactions. Under this method, such transactions are considered as exchanges of assets with deliveries being offset against receipts, or vice versa. Exchange balances due from others are valued at current replacement costs. Exchange balances due to others are valued at the cost of forward contracts (Note 11) to the extent they have been entered into, with any remaining balance valued at current replacement cost. Exchange balances due to others at year end 1995 and 1994 totaled $-0- and $123,000, respectively.

(l) Income Taxes

                  Taxable  income or loss of the  Company is  includable  in the income tax returns of the individual partners; therefore, no provision for income taxes has been made in the accompanying consolidated financial statements, except for applying the provisions of SFAS No. 109 "Accounting for Income Taxes," which was adopted at the beginning of the Company's 1993 fiscal year.

                  Under the Revenue Act of 1987 ("Revenue Act"), certain publicly traded partnerships are to be treated as corporations for tax purposes. Due to a transitional rule, this provision of the Revenue Act will not be applied to the Company until the earlier of (i) its tax years beginning after 1997 or (ii) its addition of a "substantial new line of business" as defined by the Revenue Act. Legislation has been introduced into Congress which would extend for a two year period the Company's partnership tax status. However, no action has yet been taken on this legislation. The General Partner continues to evaluate the Company's alternatives with respect to its tax status.

                  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to existing differences between financial statement carrying amounts of assets and liabilities and their respective tax bases that are expected to reverse after 1997. Deferred tax liabilities and assets are measured using enacted tax rates expected to be in effect when such amounts are realized or settled. The effect of a change in tax rates is recognized in income in the period that includes the enactment date.

(m)  Fair Value of Financial Instruments

                  The carrying amounts of cash, receivables, amounts due under revolving credit line, and money orders payable approximate fair value because of the short maturity of those instruments. The carrying amount of notes receivable approximates fair value which is determined by discounting expected future cash flows at current rates.

                  The carrying amount of long-term debt approximates fair value due to the variable interest rate on substantially all such obligations.

(n)  Units Issued and Outstanding

                  Units outstanding at year end 1995 and 1994 were as follows:

                                          1995                 1994

      Class A Units                     2,137,076            2,073,104

      Class B Units                     1,533,522            1,533,522


                  During 1990, the Company acquired 13,300 Class A Units and 51,478 Class B Units which are being held in the treasury at cost.

                  In January 1996, 1,298,522 Class B Units held by affiliates of the General Partner were converted to Class A Units, in accordance with the Partnership Agreement.

(o) Income/(Loss) per Unit

                  The Partnership Agreement provides that net income or loss is to be allocated (i) 99% to the limited partners and 1% to the General Partner and (ii) among the limited partners based on the number of units held. Accordingly, income/(loss) per unit is calculated by dividing 99% of the appropriate income statement caption by the weighted average number of Class A and Class B Units outstanding for the year. No effect has been given to the unit purchase rights and options outstanding under the unit option plans (Note 9) since the effect is immaterial or anti-dilutive.

(p) Cash Distributions to Partners

                  Distributions to partners represent a return of capital and are allocated pro rata to the General Partner and holders of both the Class A and Class B Units.

(q) Employee Benefit Plan

                  Effective January 1, 1994, the Company adopted a 401(k) profit sharing plan covering all employees who meet age and tenure requirements. Participants may contribute to the plan a portion, within specified limits, of their compensation under a salary reduction arrangement. The Company may make discretionary matching or additional contributions to the plan. The Company did not make any contributions to the plan in 1995 or 1994.

(r)  Use of Estimates

                  The use of estimates is required to prepare the Company's consolidated financial statements in conformity with generally accepted accounting principles. Although management believes that such estimates are reasonable, actual results could differ from the estimates.

(s)  New Accounting Standards

                  In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management is currently unable to reasonably estimate whether the adoption of SFAS 121 in 1996 will have a material effect on the Company's consolidated financial position or results of operations.

                  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123 permits companies to retain the current approach set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for recognizing stock-based compensation. Management believes that adopting the provisions of SFAS 123 in 1996 will not have a material effect on the Company's consolidated financial position or results of operations.


3.       Property and Equipment

        Property and equipment consists of the following:

                                                   1995              1994
                                                        (In thousands)

Land                                                $4,319           $3,853

Land improvement                                     2,627            2,582

Buildings and improvement                           24,515           22,701

Machinery and equipment                             31,302           28,773

                                                    62,763           57,909

Accumulated depreciation and amortization          (30,891)         (27,950)

                                                   $31,872          $29,959


                In September 1995, the Company entered into an agreement to acquire a fuel terminal, including the land and equipment. This purchase was completed after year end.


4.       Other Assets

                Other assets consist of the following:

                                                   1995            1994
                                                        (In thousands)

Intangible Assets (Note 2g)

   Ground leases                                  $1,093           $1,093

   Goodwill                                        2,020            1,932

   Other                                           1,984            1,406

                                                   5,097            4,431

      Accumulated amortization                    (2,056)          (1,676)

                                                   3,041            2,755

Investments in joint ventures and other entities   1,350                0

Other                                                348              327

                                                  $4,739           $3,082


                  In December 1995, the Company invested $1,200,000 for a 50% interest in a joint venture formed to acquire certain loans that are secured by convenience stores located in areas where the Company currently has operations. These loans will be liquidated through collection or through acquisition of the stores by the Company through foreclosure.


5.       Notes Payable and Long-Term Debt

                  The Company has a Credit Agreement with a bank that provides a $10,000,000 revolving credit line for working capital purposes with sublimits of $8,000,000 for cash advances and $3,000,000 for letters of credit. The revolving credit line bears interest at the bank's prime rate (8.5% at year end 1995) and matures on April 30, 1997. The Credit Agreement requires that the cash balance outstanding under the revolving credit line be repaid for seven consecutive calendar days in each quarter beginning July 1, 1996. At year end 1995, there was $4,003,000 due on the revolving credit line and there were outstanding letters of credit totaling $625,000

                  The Credit Agreement also provides a term loan, which had a balance at year end 1995 of $6,563,000. This loan bears interest at the bank's prime rate, requires quarterly payments of $312,500, plus interest, and matures on March 31, 2001.

                  On March 29, 1996, the bank and Company amended the Credit Agreement principally to provide an additional term loan of $1,000,000 to be used by the Company to finance the acquisition and renovation of a fuel terminal and processing plant. This loan bears interest at the bank's prime rate, is due in quarterly installments of $50,000 beginning June 30, 1996, and matures on March 31, 2001.

                  All loans are secured by the Company's accounts receivable and inventory. In addition the Company has provided a negative pledge of all its fixed assets and real property and the bank has the right to require a positive pledge of such assets at any time. The loans are guaranteed by the General Partner and its subsidiary. The Credit Agreement also contains various restrictive covenants including restrictions on borrowing from persons other than the bank, making investments in, advances to, or guaranteeing the obligations of other persons, maintaining specified levels of equity, and the maintenance of certain financial ratios which have the effect of limiting cash distributions and capital expenditures. At year end 1995, the Company was not in compliance with certain financial ratios. In connection with the March 29, 1996, amendment of the Credit Agreement, discussed above, the bank has waived compliance, to a limited extent, with these ratios until the Company's second 1996 fiscal quarter at which time the Company believes it will be in compliance with these ratios.

                  The Company has other notes payable which bear interest at 6% to 10% and are due in monthly or annual installments through 2012. Such notes are unsecured or secured by receivables or land and had aggregate balances of $622,000 and $265,000 at year end 1995 and 1994, respectively.

                  The aggregate fixed maturities of long-term debt for each of the five years subsequent to 1995 are as follows:


                                                     (In thousands)

     1996                                                 $1,028

     1997                                                  1,346

     1998                                                  1,296

     1999                                                  1,410

     2000                                                  1,289

     Thereafter                                              816

                                                          $7,185


                  In February 1994, the Company refinanced its then existing bank debt. In connection with this refinancing, the Company received a discount of $200,000 for the early retirement of the existing debt. This discount is reflected as an extraordinary item in the accompanying 1994 consolidated income statement.

6.  Capital Leases

                  The Company is obligated under noncancelable capital leases beginning to expire in 1997. The gross amount of the assets covered by these capital leases that are included in property and equipment in the accompanying consolidated balance sheets is as follows:


                                                  1995              1994

                                                      (In thousands)

Machinery and equipment                           $2,636           $1,560

Accumulated amortization                            (425)             (19)

                                                  $2,211           $1,541


                  The amortization of assets held under capital leases is included in depreciation and amortization expense in the accompanying consolidated income statements. Future minimum lease payments under the noncancelable capital leases for years subsequent to 1995 are:


                                                           (In thousands)

 1996                                                           $1,079

 1997                                                              891

 1998                                                              121

 Total minimum lease payments                                    2,091

    Amount representing interest                                  (264)

 Present value of future minimum lease payments                  1,827

    Current installments                                          (884)

 Obligations under capital leases, excluding current installment  $943



7.  Operating Leases

                  The Company has noncancelable, long-term operating leases on certain locations, a significant portion of which are with related parties. Certain of the leases have contingent rentals based on sales levels of the locations and/or have escalation clauses tied to the consumer price index. Minimum future rental payments (including bargain renewal periods) and sublease receipts for years after 1995 are as follows:

                           Future Rental Payments
        ------------------------------------------------------   Future
             Related                                            Sublease
             Parties           Others            Total          Receipts
                                   (In thousands)

 1996         $831              $668            $1,499            $623

 1997          762               532             1,294             533

 1998          712               476             1,188             495

 1999          712               426             1,138             396

 2000          677               383             1,060             113

 Thereafter  2,700             1,624             4,324               0

            $6,394            $4,109           $10,503          $2,160


Total rental expense and sublease income were as follows:

                                  Rent Expense
            ------------------------------------------------------
                   Related                                             Sublease
                   Parties           Others             Total           Income
                                         (In thousands)

 1995                $849              $735            $1,584             $843

 1994                 842               912             1,754              592

 1993                 840             1,162             2,002              467



8.       Accrued Expenses

                  Accrued expenses consist of the following:

                                                        1995             1994
                                                            (In thousands)

Motor fuel taxes payable                                $6,599          $8,232

Accrued payroll and related expenses                     1,349           1,199

Accrued environmental remediation costs (Note 13b)         322             260

Other                                                    1,624           2,632

                                                        $9,894         $12,323



9.       Nonqualifying Unit Option Plan and Unit Purchase Rights

                  The Company has a Nonqualifying Unit Option Plan and a Nonqualifying Unit Option Plan for Nonexecutive Employees that authorize the grant of options to purchase up to 450,000 and 100,000 Class A Units of the Company, respectively.

                  Following is a summary of activity under the stock option plans:


                                                   Class A
                                                    Units            Price

Options outstanding, December  27, 1992             377,000      $2.00 - $12.00

    Options granted during year                       7,000           $3.75

    Options expired or terminated during year      (70,000)      $3.75 - $12.00

    Options exercised during year                   (4,068)           $3.75

Options outstanding, December 26, 1993              309,932       $2.00 - $3.75

    Options granted during year                      10,000           $3.88

    Options expired or terminated during year        (8,666)          $3.75

    Options exercised during year                   (17,336)      $2.00 - $3.75

Options outstanding, December 25, 1994              293,930       $2.00 - $3.88

    Options granted during year                      50,000       $6.00 - $7.00

    Options expired or terminated during year        (6,999)           $3.75

    Options exercised during year                   (76,267)      $2.00 - $3.88

Options outstanding, December 31, 1995              260,664       $3.75 - $7.00


Options exercisable, December 31, 1995              203,998       $3.75 - $3.88


                  The exercise price of each option granted under the plans is determined by the Board of Directors, but may not be less than the fair market value of the underlying units on the date of grant. The exercise prices of the options outstanding at year end 1995 are:


              Exercise                          Options
               Price                           Outstanding

               $3.750                           203,998

               $3.875                             6,666

               $6.000                            25,000

               $7.000                            25,000

                                                260,664


                  All options outstanding at year end 1995 are exercisable with respect to one-third of the units covered thereby on each of the anniversary dates of their grants. In the event of a change in control of the Company, any unexercisable portion of the options will become immediately exercisable.

                  In August 1989, the Company entered into a Rights Agreement and distributed to its Unitholders Rights to purchase Units under certain circumstances. Initially the Rights were attached to all Unit Certificates representing Units then outstanding and no separate Rights Certificates were distributed. Under the Rights Agreement, the Rights were to separate from the Units and be distributed to Unitholders following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") had acquired, or obtained a right to acquire, beneficial ownership of 20% or more of the Partnership's Class A Units or all classes of outstanding Units. On August 8, 1994, a group of Unitholders announced that they had an informal understanding that they would vote their Units together as a block. The agreement related to units constituting approximately 25% of the Class A Units then outstanding. Therefore, the Rights became exercisable on October 7, 1994, the record date for the issuance of the Rights Certificates (the "Distribution Date").

                  The Rights currently represent the right to purchase a Rights Unit (which is substantially equivalent to a Class A Unit) of the Company at a price of $20.00 per Unit. However, the Rights Agreement provides, among other things, that if any person acquires 30% or more of the Class A Units or of all classes of outstanding Units then each holder of a Right, other than an Acquiring Person, will have the right to receive, upon exercise, Rights Units (or in certain circumstances, other property) having a value of $40.00 per Unit. The Rights will expire on August 13, 1999, and do not have any voting rights or rights to cash distributions.


10.      Income Taxes

                  As discussed in Note 2(l), the Company adopted the provisions of SFAS No. 109 as of the beginning of its 1993 fiscal year. In the 1993 consolidated income statement, the Company recorded a $297,000 noncash charge which represented the cumulative effect of the change in accounting for income taxes. Noncash charges of $500,000, $244,000 and $94,000 were recorded in 1995, 1994, and 1993, respectively, to record deferred income tax expense.

                  The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at year end 1995 and 1994, are presented below. Those temporary differences which are expected to reverse prior to the Company's being treated as a corporation for tax purposes (fiscal year 1998) have been excluded.

                                                        1995             1994
                                                            (In thousands)
   Deferred tax liabilities:
      Property and equipment, principally
            due to basis differences and
            differences in depreciation                 (845)            (583)

      Other                                             (290)             (52)

                                                     $(1,135)           $(635)



11.      Futures and Forward Contracts

                  The Company is party to commodity futures contracts with off-balance sheet risk. Changes in the market value of open futures contracts are recognized as gains or losses in the period of change. These investments involve the risk of dealing with others and their ability to meet the terms of the contracts and the risk associated with unmatched positions and market fluctuations. Contract amounts are often used to express the volume of these transactions, but the amounts potentially subject to risk are much smaller.

                  From time-to-time the Company enters into forward contracts to buy and sell fuel, principally to satisfy balances owed on exchange agreements (Note 2k). These transactions, which together with futures contracts are classified as operating activities for purposes of the consolidated statements of cash flows, are included in motor fuel sales and related cost of sales and resulted in net gains as follows:


                                     (In thousands)

                         1995              $87

                         1994            1,069

                         1993              730


                  Open positions under futures and forward contracts were not significant at year end 1995 and 1994.


12.      Related Party Transactions

                  The Company reimburses the General Partner and its affiliates for salaries and related costs of executive officers and others and for expenses incurred by them in connection with the management of the Company. These expenses were $727,000, $733,000, and $737,000 for 1995, 1994, and 1993,
respectively.

                In July 1991, the Company entered into an agreement with an affiliated company whereby the affiliated company sells alcoholic beverages at the Company's stores in Texas. Under Texas law, the Company is not permitted to hold licenses to sell alcoholic beverages in Texas. The agreement provides that the Company will receive rent and a management fee based on the gross receipts from sales of alcoholic beverages at its stores. In July 1992, the agreement was amended to be for a term of five years commencing on the date of amendment. The sales recorded by the affiliated company under this agreement were $9,116,000, $9,180,000, and $8,608,000 in 1995, 1994, and 1993, respectively. The Company received  $1,217,000,  $1,226,000,  and  $1,281,000  in 1995,  1994,  and  1993,
respectively, in rent, management fees, and interest, which are included in miscellaneous revenues in the consolidated income statements. After deducting cost of sales and other expenses related to these sales, including the amounts paid to the Company, the affiliated company had earnings of $91,000, $119,000, and $64,000 in 1995, 1994, and 1993, respectively, as a result of holding these alcoholic beverage permits. Under a revolving note executed in connection with this agreement, the Company advances funds to the affiliated company to pay for the purchases of alcoholic beverages. Receipts from the sales of such beverages are credited against the note balance. The revolving note provides for interest at 1/2% above the prime rate charged by a major financial institution.

                  From time to time, the General Partner advances funds to the Company. Under the Partnership Agreement, the General Partner is permitted to charge interest on such advances provided the interest rate does not exceed rates which would be charged by unrelated third parties. Interest expense of $19,000 is included in the results of operations for 1993. There were no advances owing to the General Partner during or at the year ends of 1995 and 1994.

                  The General Partner is entitled to noncumulative, incentive compensation each year in an amount equal to 10% of the net income of the Company for such year (prior to the calculation of the incentive compensation), but only if net income (prior to the calculation of the incentive compensation) equals or exceeds $1.08 per unit and only if the total of the quarterly cash distributions for such year are at least $1.50 per unit. The incentive compensation requirements were not met in 1995, 1994, or 1993.

                  The Company purchases certain goods and services (including office supplies, computer software and consulting services, and fuel supply consulting and procurement services) from related entities. Amounts incurred for these products and services were $421,000, $147,000, and $169,000 for 1995, 1994, and 1993, respectively.

                  As a part of its merchandise sales activities, the Company supplies its private label cigarettes on a wholesale basis to other retailers who do not operate outlets in its trade areas and pays them rebates based on the volume of cigarettes purchased. In 1995, the Company paid $51,000 of such rebates to a company on whose Board one of the Company's executive officers serves. The amount of rebates paid to this company was calculated in the same manner as the rebates paid to non-related companies.

                  In 1980 and 1982, certain companies from which the Company acquired its initial base of retail outlets granted to a third party the right to sell motor fuel at retail for a period of 10 years at self-serve gasoline stations owned or leased by the affiliated companies or their affiliates. All rights to commissions under these agreements and the right to sell motor fuel at wholesale to the third party at such locations were assigned to the Company in May 1987 in connection with the acquisition of its initial base of retail operations. In December 1990, in connection with the expiration or termination of the agreements with the third party, the Company entered into agreements with a company owned and controlled by the Chairman of the General Partner and members of his immediate family, which grant to the Company the exclusive right to sell motor fuel at retail at these locations. The terms of these agreements are comparable to agreements that the Company has with other unrelated parties. The Company paid this affiliated company commissions related to the sale of motor fuel at these locations of $261,000, $222,000, and $186,000 in 1995, 1994, and 1993, respectively.

                  During 1995, the Company purchased four parcels of land, including building and petroleum storage tanks and related dispensing equipment, from a company controlled by the Chairman of the General Partner and members of his immediate family. The Company paid a total of $116,000 for the real estate and related improvements. The Company is operating one of these locations as a convenience store and one as a self-service motor fuel outlet and intends to operate the other two as either convenience stores or self-service motor fuel outlets. The purchase price was determined by reference to similar properties acquired by the Company from unrelated parties.


13.      Commitments and Contingencies

(a) Uninsured Liabilities

                  The Company maintains general liability insurance with limits and deductibles management believes prudent in light of the exposure of the Company to loss and the cost of the insurance.

                  The Company self-insures claims up to $45,000 per year for each individual covered by its employee medical benefit plan for supervisory and administrative employees; claims above $45,000 are covered by a stop-loss insurance policy. The Company also self-insures medical claims for its eligible store employees. However, claims under the plan for store employees are subject to a $1,000,000 lifetime limit per employee and the Company does not maintain stop-loss coverage for these claims. The Company and its covered employees contribute to pay the self-insured claims and stop-loss insurance premiums. Accrued liabilities include amounts management believes adequate to cover the estimated claims arising prior to a year-end, including claims incurred but not yet reported. The Company recorded expense related to these plans of $353,000, $288,000, and $303,000, in 1995, 1994, and 1993, respectively.

                  The Company has elected to discontinue carrying workers' compensation insurance in the State of Texas. However, it has insurance policies, including an annual limit stop-loss policy, which limits the Company's exposure to losses related to claims to provide a safe work environment. Claims under these policies are limited to $250,000 per occurrence and $750,000 annual aggregate payments under the stop-loss policy. In other states, the Company is covered for worker's compensation through incurred loss retrospective policies. Accruals for estimated claims (including claims incurred but not reported) have been recorded at year end 1995 and 1994, including the effects of any retroactive premium adjustments.

(b) Environmental Matters

                The operations of the Company are subject to a number of federal, state, and local environmental laws and regulations, which govern the storage and sale of motor fuels, including those regulating underground storage tanks. In September 1988, the Environmental Protection Agency ("EPA") issued regulations that require all newly installed underground storage tanks be protected from corrosion, be equipped with devices to prevent spills and overfills, and have a leak detection method that meets certain minimum requirements. The effective commencement date for newly installed tanks was
December 22, 1988. Underground storage tanks in place prior to December 22, 1988, must conform to the new standards by December 1998. The Company has implemented a plan to bring all of its existing underground storage tanks and related equipment into compliance with these laws and regulations and currently estimates the costs to do so will range from $2,800,000 to $3,425,000 over the next three years. The Company anticipates that substantially all these expenditures will be capitalized as additions to property and equipment. Such estimates are based upon current regulations, prior experience, assumptions as to the number of underground storage tanks to be upgraded, and certain other matters. At year end 1995 and 1994, the Company recorded liabilities for future estimated environmental remediation costs related to known leaking underground storage tanks of $643,000 and $503,000, respectively. Of such amounts, $322,000 and $260,000, respectively, were recorded in accrued expenses and the remainder was recorded in other liabilities. Corresponding claims for reimbursement of environmental remediation costs of $643,000 and $503,000 were recorded in 1995 and 1994, respectively, as the Company expects that such costs will be reimbursed by various environmental agencies. In 1995, the Company contracted with a third party to perform site assessments and remediation activities on 35 sites located in Texas that are known or thought to have leaking underground storage tanks. Under the contract, the third party will coordinate with the state regulatory authority the work to be performed and bill the state directly for such work. The Company is liable for the $5,000 per occurrence deductible and for any costs in excess of the $1,000,000 limit provided for by the state environmental trust fund. The Company does not expect that the costs of remediation of any of these 35 sites will exceed the $1,000,000 limit. The assumptions on which the foregoing estimates are based may change and unanticipated events and circumstances may occur which may cause the actual cost of complying with the above requirements to vary significantly from these estimates.

                  During 1995, 1994, and 1993, environmental expenditures were $1,003,000, $934,000, and $340,000, respectively (including capital expenditures of $644,000, $820,000, and $118,000), in complying with environmental laws and regulations.

                  The Company does not maintain insurance covering losses associated with environmental contamination. However, all the states in which the Company owns or operates underground storage tanks have state operated funds which reimburse the Company for certain cleanup costs and liabilities incurred as a result of leaks in underground storage tanks. These funds, which essentially provide insurance coverage for certain environmental liabilities, are funded by taxes on underground storage tanks or on motor fuels purchased within each respective state. The coverages afforded by each state vary but generally provide up to $1,000,000 for the cleanup of environmental contamination and most provide coverage for third-party liability as well. The funds require the Company to pay deductibles ranging from $5,000 to $25,000 per occurrence. The majority of the Company's environmental contamination cleanup activities relate to underground storage tanks located in Texas. Due to an increase in claims throughout the state, the Texas state environmental trust fund has significantly delayed reimbursement payments for certain cleanup costs after September 30, 1992. In 1993, the Texas state fund issued guidelines that, among other things, prioritize the timing of future reimbursements based upon the total number of tanks operated by and the financial net worth of each applicant. The Company has been classified in the category with the lowest priority. Because the state and federal governments have the right, by law, to levy additional fees on fuel purchases, the Company believes these clean up costs will ultimately be reimbursed. However, due to the uncertainty of the timing of the receipt of the reimbursements, the claims for reimbursement of environmental remediation costs, totaling $1,255,000 and $1,490,000 at year end 1995 and 1994, respectively, have been classified as long-term receivables in the accompanying consolidated balance sheets,

(c) Other

                  The Company is subject to various claims and litigation arising in the ordinary course of business, particularly personal injury and employment related claims. In the opinion of management, the outcome of such matters will not have a material effect on the consolidated financial position or results of operations of the Company.

14.      Quarterly Operating Results (Unaudited)

                  Quarterly results of operations for 1995, 1994, and 1993, were as follows:


                  First        Second      Third        Fourth         Full
                  Quarter      Quarter     Quarter      Quarter        Year
                            (In thousands, except per unit data)

1995
Total revenues     $84,413     $97,623      $93,716      $94,293       $370,045
Total margin        10,970      12,521       13,963       12,192         49,646
Net income             154       1,172        2,071          513          3,910
Net income per unit  $0.04       $0.32        $0.56        $0.15          $1.07

1994
Total revenues     $83,825      $87,760     $96,771       $87,157      $355,513
Total margin        10,998       11,987      13,899        13,025        49,909
Income/(loss) -
  Before extraordinary
    item              (486)         517       2,473         1,027         3,531
  Gain on extinguishment
    of debt            200            0           0             0           200
  Net income/(loss)   (286)         517       2,473         1,027         3,731
Income/(loss) per unit -
  Before extraordinary
    item            $(0.13)       $0.14       $0.68         $0.28         $0.97
  Net income/(loss)  (0.08)        0.14        0.68          0.28          1.03

1993
Total revenues     $71,900      $80,217     $85,497       $89,036      $326,650
Total margin        10,554       11,959      13,471        11,692        47,676
Income/(loss) -
  Before change in
    accounting
    principle           22          407         937          (351)        1,015
  From change in
    accounting for
    income taxes      (297)           0           0             0          (297)
  Net income/(loss)   (275)         407         937          (351)          718
Income/(loss) per unit -
  Before change in
    accounting
    principle        $0.01        $0.11       $0.26        $(0.10)        $0.28
  Net income/(loss)  (0.07)        0.11        0.26         (0.10)         0.20

                                                                     Schedule II

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                                 (In thousands)


                                       Year Ended December 31, 1995
                       -----------------------------------------------------

                        Balance      Additions                       Balance
                          at         Charged to                        at
                      Beginning      Costs and     Deductions         End
Description           of Period      Expenses      (describe)       of Period

Allowances for
doubtful accounts
 Trade receivables      $917          $459          $331        (a)   $1,045



                                 Year Ended December 25, 1994
                 ------------------------------------------------------------

                       Balance         Additions                     Balance
                         at           Charged to                       at
                     Beginning        Costs and       Deductions      End
Description          of Period        Expenses        (describe)    of Period

Allowances for
doubtful accounts
 Trade receivables      $531             $804        $418       (a)    $917
 Noncurrent receivable
  from affiliated
  companies              447                0         447       (a)       0



                                 Year Ended December 26, 1993
               --------------------------------------------------------------

                    Balance         Additions                         Balance
                      at           Charged  to                          at
                   Beginning        Costs and       Deductions         End
Description         of Period        Expenses        (describe)      of Period

Allowances for
doubtful accounts
 Trade receivables   $600             $460             $529      (a)    $531
 Noncurrent receivable
  from affiliated
  companies           447                0                0              447






(a)  Accounts charged-off, net of recoveries.