Form 10-Q
period 1996-03-31
FFP PARTNERS L P
filed 1996-05-16
CIK 811863

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q




     |X|Quarterly  report  pursuant  to  Section  13 or 15(d) of the  Securities
        Exchange Act of 1934
        For the quarterly period ended March 31, 1996, or

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




         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No







                             Class A Units 3,442,872
                              Class B Units 235,000
                (Number of units outstanding as of May 13, 1996)

                      FFP PARTNERS, L.P., AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                   (Unaudited)



                                             March 31, 1996  December 31, 1995
                              ASSETS
Current Assets -
    Cash                                           $8,170            $8,106
    Receivables, including current
       portion of noncurrent notes
       receivable                                  14,527            10,329
    Inventories                                    10,816            11,260
    Prepaid expenses and other                        581               615
        Total Current Assets                       34,094            30,310

Property and equipment, net of accumulated
   depreciation                                    31,714            31,872
Noncurrent notes receivable, excluding current
   portion                                          1,389             1,156
Claims for reimbursement of environmental
   remediation costs                                1,335             1,255
Other assets, net                                   4,364             4,739
        Total Assets                              $72,896           $69,332


                 LIABILITIES AND PARTNERS' EQUITY
Current Liabilities -
    Amount due under revolving credit line         $6,043            $4,003
    Current installments of long-term debt          1,013             1,028
    Current installments of obligation under
       capital lease                                  974               884
    Accounts payable                               14,368            13,030
    Money orders payable                            6,705             5,918
    Accrued expenses                               10,292             9,894
        Total Current Liabilities                  39,395            34,757

Long-term debt, excluding current installments      5,816             6,157
Obligation under capital lease, excluding
   current installments                               975               943
Other liabilities                                   1,906             1,774
        Total Liabilities                          48,092            43,631

Partners' Equity, net of treasury units of $269 at
   March 31, 1996, and December 31, 1995           24,804            25,701
        Total Liabilities and Partners' Equity    $72,896           $69,332



     See accompanying notes to condensed consolidated financial statements.

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per unit data)
                                   (Unaudited)



                                                      Three Months Ended

                                               March 31, 1996    March 26, 1995
Revenues -
    Motor fuel                                      $77,456          $67,499
    Merchandise                                      14,736           15,440
    Miscellaneous                                     2,199            1,474
        Total Revenues                               94,391           84,413

Costs and Expenses -
    Cost of motor fuel                               72,879           62,279
    Cost of merchandise                              10,523           11,164
    Direct store expenses                             7,094            6,979
    General and administrative expenses               2,724            2,445
    Depreciation and amortization                       886              958
        Total Costs and Expenses                     94,106           83,825

Operating Income/(Loss)                                 285              588

    Interest expense                                    320              309

Income/(Loss) Before Income Taxes                       (35)             279

    Deferred income tax expense                         134              125

Net Income/(Loss)                                     $(169)            $154


Income/(Loss) allocated to -
    Limited partners                                  $(167)             $152
    General partner                                      (2)                2

Net income/(loss) per Class A and Class B Unit       $(0.05)            $0.04

Distributions declared per Class A and Class B Unit  $0.205            $0.000

Weighted average number of Class A and Class B
    Units outstanding                                 3,671            3,607




     See accompanying notes to condensed consolidated financial statements.

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                       Three Months Ended
                                                March 31, 1996   March 26, 1995
Cash Flows from Operating Activities -
    Net income/(loss)                               (169)              154
    Adjustments to reconcile net income to cash
        provided/(used) by operating activities -
           Depreciation and amortization             886               958
           Deferred income tax expense               134               125
           Net change in operating assets
              and liabilities                     (1,201)              377
    Net cash provided/(used) by operating
       activities                                   (350)            1,614


Cash Flows from Investing Activities -
    Additions of property and equipment, net        (664)           (1,101)
    Net cash (used) by investing activities         (664)           (1,101)


Cash Flows from Financing Activities -
    Net borrowings/(repayments) under
       credit facilities                           1,806              (538)
    Proceeds from exercise of unit options            33                 0
    Distributions to unitholders                    (761)                0
    Net cash provided/(used) by financing
       activities                                  1,078              (538)


Net Increase/(Decrease) in Cash                       64               (25)

Cash at beginning of period                        8,106            11,400

Cash at end of perid                              $8,170           $11,375







      See accompanying notes to condensed consolidated financia statements.

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)


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

                  The condensed consolidated balance sheet as of March 31, 1996, and the consolidated income statements and condensed consolidated statements of cash flows for the three month periods ended March 31, 1996, and March 26, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position as of March 31, 1996, and the results of operations and cash flows for the three month periods ended March 31, 1996, and March 26, 1995, have been made. Interim operating results are not necessarily indicative of results for the entire year.

                  The notes to the consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, include accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the three months ended March 31, 1996.


2.  Income per Unit

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

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations for First Quarter 1996 (three months ended March 31, 1996)
     compared with First Quarter 1995 (three months ended March 26, 1995)

                  The Company's motor fuel revenues increased $9,957,000 (14.8%) in the first quarter 1996 compared to 1995 due to a general increase fuel prices and to a 5.8% increase in retail gallons sold and a 23.5% increase in wholesale gallons sold. Although prices increased significantly during this period, the Company was not able to pass on to its customers the full amount of the increased prices with the result that motor fuel margin was $643,000 (12.3%) less than in the prior year. The Company's retail fuel margin per gallon was 7.9 cents in 1995 as compared to 10.3 cents in 1994.

                  The $704,000 decline in merchandise sales is the result of a 2.4% and 1.8% decline in average weekly sales at the Company's convenience stores and truck stops, respectively, and the operation of an average of 1.8 fewer convenience stores in the 1995 quarter as compared to 1994. The average weekly merchandise sales decrease is related to the Company's efforts to increase its merchandise margin, which improved to 28.6% in 1995 from 27.7% in the year earlier period.

                  Miscellaneous revenues increased $725,000 (49.2%) in the 1996 period principally due to gains recognized from the sale of the merchandise operations at certain convenience stores. In 1996 the Company sold these operations at six stores whereas no such sales occurred in the first quarter 1995. These sales are the continuation of the Company's program, begun in the second quarter 1995, to sell the merchandise operations at stores that it believes will contribute more to the profitability of the Company when operated by independent operators.

                  The modest increase of $115,000 (1.6%) in direct store expenses is due principally to the increased gallons of fuel sold through the Company's independently operated self-service fuel outlets. Although fuel margins at these outlets declined, as discussed above, the volume of fuel sold increased and many of these operators are compensated at a fixed rate per gallon.

                  General and administrative expenses increased $279,000 (11.4%) in the first quarter 1995 vs the 1994 period due principally to increased bad debt expense, related to increased wholesale fuel sales and sales at the independently operated self-service fuel outlets, and increases in professional fees.

                  The 3.6% reduction in interest expense did not parallel the reduction in debt levels because of increases in the general level of interest rates since the Company's bank debt bears interest at floating rates.


Liquidity and Capital Resources

                  The Company's working capital declined by $854,000 at the end of the first quarter from the amount at the prior year end. This decline is attributable to the net loss incurred by the Company during the quarter, the purchase of property and equipment, and the $309,000 reduction in long-term debt.

                  However, the Company is entering its typically strongest period of the year when revenues and cash flows generally increase. Accordingly, although the Company has negative working capital, management believes that internally generated funds, the Company's traditional use of trade credit, along with its bank and lease lines of credit are such that operations can be conducted in a customary manner.

                        EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     27 Financial Data Schedule.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FFP PARTNERS,L.P.
                                                 Registrant

Date:  May 16, 1996             By:   /s/John H. Harvison
                                ------------------------------------------------
                                John H. Harvison
                                Chairman and
                                Chief Executive Officer

Date:  May 16, 1996             By:   /s/Steven B. Hawkins
                                ------------------------------------------------
                                Steven B. Hawkins
                                Vice President - Finance and
                                Chief Financial Officer