Form 10-Q
period 1996-06-30
FFP PARTNERS L P
filed 1996-08-15
CIK 811863

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X|Quarterly report  pursuant to Section 13 or 15(d) of the Securities  Exchange
     Act of 1934
     For the quarterly period ended June 30, 1996, or

|_|Transition report pursuant to Section 13 or 15(d) of the Securities  Exchange
     Act  of  1934
     For  the   transition   period   from   ____________   to _____________

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                             Class A Units 3,502,872
                              Class B Units 175,000
               (Number of units outstanding as of August 14, 1996)

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                     June 30,       December 31,
                                                       1996             1995
                                     ASSETS
Current Assets -
    Cash                                              $6,761            $8,106
    Receivables, including current portion of
        noncurrent notes receivable                   12,635            10,329
    Inventories                                       11,265            11,260
    Prepaid expenses and other                         1,326               615
        Total Current Assets                          31,987            30,310

Property and equipment, net of accumulated
        depreciation                                  32,680            31,872
Noncurrent notes receivable, excluding curren
    portion                                            2,098             1,156
Claims for reimbursement of environmental
        remediation costs                              1,293             1,255
Other assets, net                                      4,290             4,739
        Total Assets                                 $72,348           $69,332

                        LIABILITIES AND PARTNERS' EQUITY
Current Liabilities -
    Amount due under revolving credit line            $5,041            $4,003
    Current installments of long-term debt             1,012             1,028
    Current installments of obligation under
        capital lease                                  1,117               884
    Accounts payable                                  12,046            13,030
    Money orders payable                               6,847             5,918
    Accrued expenses                                   9,650             9,894
        Total Current Liabilities                     35,713            34,757

Long-term debt, excluding current installments         6,242             6,157
Obligation under capital lease, excluding
     current installments                                602               943
Other liabilities                                      2,953             1,774
        Total Liabilities                             45,510            43,631

Partners' Equity, net of treasury units of $269 at
    June 30, 1996, and December 31, 1995              26,838            25,701
        Total Liabilities and Partners' Equity       $72,348           $69,332



     See accompanying notes to condensed consolidated financial statements.

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per unit data)
                                   (Unaudited)

                                   Three Months Ended       Six Months Ended
                                   June 30,   June 25,    June 30,     June 25,
                                     1996       1995        1996         1995
Revenues -
    Motor fuel                     $86,801    $78,761     $164,257     $146,260
    Merchandise                     15,881     16,838       30,617       32,141
    Miscellaneous                    2,410      2,024        4,609        3,543
        Total Revenues             105,092     97,623      199,483      181,944

Costs and Expenses -
    Cost of motor fuel              80,490     73,307      153,369      135,586
    Cost of merchandise             11,129     11,795       21,652       22,867
    Direct store expenses            6,702      7,156       13,796       14,135
    General and administrative
        expenses                     3,366      2,867        6,090        5,312
    Depreciation and amortization      909        916        1,795        1,874
        Total Costs and Expenses   102,596     96,041      196,702      179,774

Operating Income                     2,496      1,582        2,781        2,170
    Interest expense                   332        285          652          594

Income Before Income Taxes           2,164      1,297        2,129        1,576

    Deferred income tax expense        134        125          268          250

Net Income                          $2,030     $1,172       $1,861       $1,326


Income allocated to -
    Limited partners                $2,010     $1,160       $1,842       $1,313
    General partner                     20         12           19           13

Net Income per Class A and
    Class B Unit                     $0.55      $0.32        $0.50        $0.36

Distributions declared per
    Class A and Class B Unit        $0.000     $0.390       $0.205       $0.390

Weighted average number of Class A
    and Class B Units outstanding    3,678      3,633        3,674        3,620




     See accompanying notes to condensed consolidated financial statements.

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                            Six Months Ended
                                                          June 30,     June 25,
                                                            1996         1995
Cash Flows from Operating Activities -
    Net income/(loss)                                      $1,861       $1,326
    Adjustments to reconcile net income to cash
        provided/(used) by operating activities -
            Depreciation and amortization                   1,795        1,874
            Deferred income tax expense                       268          250
            Net change in operating assets and liabilities (3,072)      (1,556)
    Net cash provided/(used) by operating activities          852        1,894


Cash Flows from Investing Activities -
    Additions of property and equipment, net               (2,468)      (2,101)
    Net cash (used) by investing activities                (2,468)      (2,101)

Cash Flows from Financing Activities -
    Net borrowings/(repayments) under
        credit facilities                                     999       (2,213)
    Proceeds from exercise of unit options                     33           69
    Distributions to unitholders                             (761)      (1,421)
    Net cash provided/(used) by financing activities          271       (3,565)

Net Increase/(Decrease) in Cash                            (1,345)      (3,772)

Cash at beginning of period                                 8,106       11,400

Cash at end of period                                      $6,761       $7,628



     See accompanying notes to condensed consolidated financial statements.

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


1.  Basis of Presentation

                  The condensed consolidated financial statements include the assets, liabilities, and results of operations of FFP Partners, L.P., and its 99%-owned subsidiaries, FFP Operating Partners, L.P., Direct Fuels, L.P., and FFP Financial Services, L.P., and its 100%-owned subsidiaries, Practical Tank Management, Inc., and FFP Transportation, L.L.C., collectively referred to as the "Company."

                  The condensed consolidated balance sheet as of June 30, 1996, and the consolidated income statements and condensed consolidated statements of cash flows for the three month and six month periods ended June 30, 1996, and June 25, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position as of June 30, 1996, and the results of its operations and cash flows for the three and six month periods presented have been made. Interim operating results are not necessarily indicative of results for the entire year.

                  The notes to the consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, include accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the six months ended June 30, 1996.


2.  Income per Unit

                  The Class A and Class B Units represent a 99% interest in the Company. Accordingly, income per unit is calculated by dividing 99% of the income amount by the weighted average number of units outstanding.


3.  Reclassifications.

                  Certain amounts previously reported in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations for Second Quarter 1996 compared with Second Quarter 1995

                  The Company's total revenues increased $7,561,000 (7.8%) in the second quarter 1996 as compared to 1995. This increase was caused by increases of $8,040,000 (10.2%) in motor fuel sales and $341,000 (16.5%) in miscellaneous revenues offset by a decline of $820,000 (4.9%) in merchandise sales. The increased motor fuel sales resulted largely from increased fuel prices during the 1996 period as the gallons of motor fuel sold increased only 1.2%. The increase in miscellaneous revenues is attributable to an increase of $689,000 in gains from sales of the merchandise operations at certain convenience stores in the 1996 quarter as compared to 1995, offset by reduced revenues from the Company's check cashing outlets due to the closure of four such outlets in the first quarter 1996.

                  The reduced merchandise sales was caused by a 4.5% decline in the average number of convenience stores operated during the current year quarter. This decline resulted from the sale of the merchandise operations of selected convenience stores to independent operators. Such sales are the continuation of a program, begun by the Company in the second quarter 1995, to sell the merchandise operations at stores that it believes will contribute more to the profitability of the Company when operated by independent operators.

                  The Company's gross profit on fuel sales increased $857,000 (15.7%) due to a significant improvement in retail fuel margins. The Company realized a retail margin of 11.2 cents per gallon in the second quarter 1996 as compared to 9.6 cents per gallon in 1995. The per gallon margin on wholesale sales was essentially flat, declining 0.1 cent in the 1996 period. The gross profit on merchandise sales during the 1996 quarter of 29.9% was unchanged from the prior year period.

                  Direct store expenses (those expenses, such as payroll, utilities, repair and maintenance, that are directly attributable to the operation of an outlet) declined $454,000 (6.3%) in the 1996 second quarter compared to the prior year period due to the reduced number of convenience stores operated during the quarter and from the closure of the four check cashing outlets, referred to above.

                  General and administrative expenses increased $499,000 (17.4%) in 1996 vs 1995. This increase was principally attributable to increases in legal and professional fees and bad debt expenses.

                  Interest expense between the 1996 and 1995 quarters was up $47,000 (16.5%) due to higher rates during the current year period and to increased levels of debt. The Company incurred additional long-term debt during the second quarter 1996 to finance the purchase and renovation of a fuel terminal and processing plant.


Results of Operations for First Half 1996 compared with First Half 1995

                  The stronger performance in the second quarter, discussed above, resulted in the improved earnings in the first half of 1996 as compared with 1995.

                  The fuel sales increase of $17,997,000 (12.3%) resulted from the much-publicized higher level of fuel prices during 1996 and to an increase in the volumes of fuel sold at both retail and wholesale, particularly in the first quarter. For the first six months of 1996 the Company sold $8,377,000 (6%) more gallons of motor fuel than in the comparable 1995 period. The significant improvement in retail fuel margin experienced by the Company during the second quarter almost completely offset, on a year-to-date basis, the poor fuel margin realized in the first quarter such that the retail fuel margin for the first half of 1996 was 9.6 cents per gallon vs 9.9 cents in 1995. The wholesale fuel margin during the first six months of 1996 was 1.9 cents per gallon, unchanged from the prior year period. Accordingly, the $214,000 (2.0%) improvement in motor fuel gross profit resulted from the increased volume of fuel sales.

                  The merchandise sales decline of $1,524,000 (4.7%) in the first half of 1996 resulted, as in the second quarter, from the reduced number of stores operated due to the sale of the merchandise operations at selected stores. The Company operated an average of 3.9 (3.1%) fewer convenience stores in the first half of 1996 as compared to the first half of 1995. Because of this sales decline, the gross profit on merchandise sales declined $309,000 (3.3%); however, due to efforts by the Company to improve its margin on merchandise sales, the merchandise margin percentage increased to 29.3% for the first half of the year from 28.9% in the prior year period.

                  The $1,066,000 (30.1%) increase in miscellaneous revenues is due to an increase of $1,400,000 in the gains from the sale of merchandise operations at convenience stores offset by the loss of revenues at the four check cashing outlets that were closed in early 1996.

                  The $454,000 (6.3%) decline in direct store expenses relates to the reduced number of convenience stores during the first half of 1996, the closure of four check cashing outlets in early 1996, and the operation by independent operators of two of the truck stop restaurants previously operated by the Company.

                  The $778,000 (14.6%) increase in general and administrative expenses in the first half of 1996 was driven by the increased legal and professional fees and bad debt expense in the second quarter.

                  The $58,000 (9.8%) increase in interest expense between the 1996 and 1995 periods, as in the second quarter, is due to higher rates during the current year period and to increased debt levels.


Liquidity and Capital Resources

                  The Company's working capital at the end of the second quarter 1996 was a negative $3,726,000, an improvement from the negative $4,447,000 at year end 1995. This improvement resulted from the Company's profitability and positive operating cash flow during the six month period. The Company's investment in property and equipment during the first six months is greater than in the prior year due to the purchase of the fuel terminal and processing plant in the second quarter and to expenditures that are being made so that its underground storage tanks will comply with environmental requirements that are effective in December 1998. The purchase and renovation of the fuel terminal and processing plant was financed with a five year term loan and the environmental upgrades to underground storage tanks are being financed from internally generated funds and with lease lines of credit. Although the Company has negative working capital, management believes that internally generated funds, the availability of funds under bank and lease lines of credit, and the traditional use of trade credit will permit operations to be conducted in a customary manner.

                  In April and August 1996, the Company  declared  distributions to its unitholders totaling $762,000 ($0.205 per Class A and Class B Unit) and $780,000 ($0.21 per Unit), respectively. Management believes that, subject to the continued profitability of the Company, distributions will be declared on a regular basis; however, it does not expect that distributions will be of a regular fixed amount. The Board of Directors of the General Partner meets on a quarterly basis and considers, among other things, the declaration of distributions. Factors that influence the Board's evaluation as to whether to make distributions and the amount of any such distributions include the recent profitability of the Company, the outlook for continued profitability, liquidity needed to meet scheduled debt repayments and other obligations, and capital expenditure requirements.

                        EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
    27    Financial Data Schedule.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FFP PARTNERS, L.P.
                                    Registrant

Date:  August 15, 1996              By:  /s/John H. Harvison
                                        ---------------------------------------
                                        John H. Harvison
                                        Chairman and
                                        Chief Executive Officer

Date:  August 15, 1996              By:  /s/Steven B. Hawkins
                                        ---------------------------------------
                                        Steven B. Hawkins
                                        Vice President - Finance and
                                        Chief Financial Officer