Form 10-Q
period 1996-09-29
FFP PARTNERS L P
filed 1996-11-15
CIK 811863

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     |X|Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 29, 1996, or

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                             Class A Units 3,527,872
                              Class B Units 175,000
              (Number of units outstanding as of November 13, 1996)

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                 September 29,     December 31,
                                                     1996             1995
                              ASSETS
Current Assets -
    Cash                                            $8,149            $8,106
    Receivables, including current portion of
       noncurrent notes receivable                  12,220            10,329
    Inventories                                     11,764            11,260
    Prepaid expenses and other                         726               615
        Total Current Assets                        32,859            30,310

Property and equipment, net of accumulated
   depreciation                                     34,725            31,872
Noncurrent notes receivable,
   excluding current portion                         2,218             1,156
Claims for reimbursement of environmental
   remediation costs                                 1,159             1,255
Other assets, net                                    4,298             4,739
        Total Assets                               $75,259           $69,332


                 LIABILITIES AND PARTNERS' EQUITY
Current Liabilities -
    Amount due under revolving credit line          $6,500            $4,003
    Current installments of long-term debt           1,199             1,028
    Current installments of obligation
       under capital lease                           1,079               884
    Accounts payable                                10,750            13,030
    Money orders payable                             7,112             5,918
    Accrued expenses                                12,885             9,894
        Total Current Liabilities                   39,525            34,757

Long-term debt, excluding current installments       6,431             6,157

Obligation under capital lease, excluding
   current installments                              1,578               943
Other liabilities                                      984             1,774
        Total Liabilities                           48,518            43,631

Partners' Equity, net of treasury units of $269     26,741            25,701

        Total Liabilities and Partners' Equity     $75,259           $69,332


      See accompanying notes to condensed consolidated financial statements.

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per unit data)
                                   (Unaudited)



                                  Three Months Ended      Nine Months Ended
                                   Sept 29,  Sept 24,    Sept 29,    Sept 24,
                                    1996       1995        1996        1995
Revenues -
    Motor fuel                    $77,428    $75,471     $241,685     $221,731
    Merchandise                    15,365     16,277       45,982       48,418
    Miscellaneous                   1,505      1,968        6,114        5,511
        Total Revenues             94,298     93,716      293,781      275,660


Costs and Expenses -
    Cost of motor fuel             72,030     68,460      225,399      204,046
    Cost of merchandise            10,861     11,293       32,513       34,160
    Direct store expenses           6,713      7,458       20,509       21,593
    General and administrative
       expenses                     2,720      3,156        8,810        8,468
    Depreciation and amortization     960        869        2,755        2,743
        Total Costs and Expenses   93,284     91,236      289,986      271,010


Operating Income                    1,014      2,480        3,795        4,650
    Interest expense                  316        284          968          878
Income Before Income Taxes            698      2,196        2,827        3,772

    Deferred income tax expense       134        125          402          375

Net Income                           $564     $2,071       $2,425       $3,397

Income allocated to -
   Limited partners                  $558     $2,050       $2,401       $3,363
    General partner                     6         21           24           34

Net income per Class A and
   Class B Unit                     $0.15      $0.56        $0.65        $0.93

Distributions declared per
 Class A and Class B Unit           $0.210     $0.180       $0.415       $0.570

Weighted average number of
   Class A and
   Class B Units outstanding        3,686      3,635        3,678        3,625




     See accompanying notes to condensed consolidated financial statements.

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                          Nine Months Ended
                                                   Sept 29, 1996   Sept 24, 1995
Cash Flows from Operating Activities -                 $2,425            $3,397
    Adjustments to reconcile net income to cash
        provided/(used) by operating activities -
            Depreciation and amortization               2,755             2,743
            Deferred income tax expense                   402               375
            Net change in operating assets and
               liabilities                             (2,507)             (165)
    Net cash provided by operating activities           3,075             6,350

Cash Flows from Investing Activities -
    Additions of property and equipment, net           (5,397)           (3,436)
    Net cash (used) by investing activities            (5,397)           (3,436)

Cash Flows from Financing Activities -
    Net borrowings/(repayments) under
        credit facilities                               3,772            (3,023)
    Proceeds from exercise of unit options                135                89
    Distributions to unitholders                       (1,542)           (2,092)
    Net cash (used) by financing activities             2,365            (5,026)

Net Increase/(Decrease) in Cash                            43            (2,112)

Cash at beginning of period                             8,106            11,400

Cash at end of period                                  $8,149            $9,288



      See accompanying notes to condensed consolidated financial statements

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 29, 1996
                                   (Unaudited)


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

     The condensed consolidated balance sheet as of September 29, 1996, and the consolidated income statements and condensed consolidated statements of cash flows for the three month and nine month periods ended September 29, 1996, and September 24, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position as of September 29, 1996, and the results of operations and cash flows for the three and nine month periods presented have been made. Interim operating results are not necessarily indicative of results for the entire year.

     The notes to the consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, include accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the nine months ended September 29, 1996.


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

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations for Third Quarter 1996 compared with Third Quarter 1994

     Total revenues in the 1996 quarter increased $582,000 (0.6%) over the 1995 period due to an increase in motor fuel sales offset by a decline in merchandise sales and miscellaneous revenues. The increase of $1,957,000 (2.6%) in motor fuel sales resulted from increased retail volumes and increased retail prices. Although retail prices were higher in the current year, the 10.3 cent per gallon margin was significantly below the 14.2 cents realized in the prior year. This substantial decline in the margin resulted in the overall motor fuel gross profit being $1,613,000 (23.0%) less than in 1995. This decline in retail fuel margin has been experienced by convenience store operators in general.

     The $912,000 (5.6%) decline in merchandise sales is attributable to the Company's operating an average of 10 less convenience stores during the 1996 period. The reduction in average stores reflects the impact of the program to sell the merchandise operations of selected convenience stores to independent operators. The Company's gross profit on merchandise sales declined by 9.6% due to the reduced sales levels and a decline in merchandise margin to 29.3% vs 30.6% caused by increased competitive pressures.

     Miscellaneous revenues declined $463,000 (23.5%) in 1996 as compared to 1995 due to closing four of the Company's check cashing stores in early 1995 and reduced gains from the sales of convenience store merchandise operations as the number of such sales was less in the 1996 quarter.

     Direct store expenses (those expenses, such as payroll, utilities, and repair and maintenance, that are directly attributable to the operation of an outlet) declined $745,000 (10.0%) from the 1995 period due primarily to the reduced number of convenience stores operated during the quarter and to the closing in early 1996 of some check cashing stores, both as mentioned above

     General and administrative expenses also declined in the in the third quarter 1996 as compared to the 1995 quarter. The $436,000 (13.8%) reduction resulted from modest declines in substantially every expense category with a large decline in bad debt expenses due to improved monitoring of wholesale and gas only receivables.

     Interest expense increased $32,000 (11.3%) in the 1996 quarter over 1995 due to increases in total debt (long term debt, capitalized lease obligations, and average borrowings on the revolving credit line) and to the generally higher levels of interest rates in the 1996 period.


Results of Operations for First Nine Months of 1996 compared with First Nine Months of 1995

     Motor fuel sales increased $19,954,000 (9.6%) due to a 3.6% increase in retail fuel gallons sold coupled with generally higher fuel prices. Wholesale fuel sales (in gallons) were essentially unchanged from the prior year. The increased retail fuel volumes resulted from a 5.4% increase in the average number of outlets operated during the first nine months of 1996 to 330 from 312 in the 1995 period and from an increase in average weekly fuel volumes at the Company's self-service gasoline outlets.

     As in the third quarter, however, even though fuel sales were up, fuel gross profit declined due to per gallon margins being less than in the prior year. Through the first nine months of 1996, retail fuel margins were 1.5 cents per gallon (13.3%) less than in the prior year period; wholesale fuel margins were flat as compared to 1995. The increased fuel sales and reduced margin resulted in overall fuel gross profit being $1,399,000 (7.9%) less in 1996 than in 1995.

     The merchandise sales decline of $2,436,000 (5.0%) in the 1996 period is attributable to the reduced number of convenience stores operated due to the sale of the merchandise operations at selected stores and to slightly lower average weekly sales at the remaining stores and truck stops. The Company operated an average of 5.9 fewer convenience stores in the 1995 period as compared to 1994 and average weekly sales declined about 1.5%. Because of the sales decline, the margin realized on merchandise sales declined $789,000 (5.5%). Merchandise margin was essentially flat between the two years at 29.3% for 1996 and 29.4% for 1995.

     Miscellaneous revenues were up $609,000 (10.9%) in 1996 due to increases in the gains recognized on the sales of convenience store merchandise operations to independent operators, discussed above, offset by the reduction in revenue due to the closing of four check cashing outlets.

     The $1,084,000 (5.0%) decrease in direct store expenses is related to the operation of fewer convenience stores in the 1996 period and the closure of the check cashing outlets offset by increased commissions paid to the operators of the Company's self-service gasoline outlets due to the increase in the number of such outlets.

     General and administrative expenses increased $342,000 (4.0%) for the first nine months of 1996 as compared to 1995 due primarily to increased legal and professional fees offset by reductions in salaries and personnel costs and equipment rents.

     As in the third quarter, interest expense increased $90,000 (10.3%) due to increases in total debt (long term debt, capitalized lease obligations, and average borrowings on the revolving credit line) in the 1996 period and to the generally higher levels of interest rates as compared to 1995.


Liquidity and Capital Resources

     The Company's working capital at the end of its third quarter 1996 was a negative $6,666,000, a decline from the negative $4,447,000 at year end 1995. This decline was caused by the reduced earnings during the first nine months of 1996 coupled with the increased investment in property and equipment during the nine month period attributable to the Company's purchase in March 1996 of a non-operating fuel terminal and the on-going renovation of the facility. Although working capital has declined, management believes the availability of funds under its revolving credit line, its lease lines of credit which fund a significant portion of routine capital expenditures coupled with the traditional use of trade credit, will permit operations to be conducted in a customary manner.

     The Company is also exploring refinancing its existing term debt to provide for a longer amortization period and additional working capital. While there can be no assurance that this effort will be successful, the Company has received proposals for such refinancing and believes that appropriate funding on reasonable terms is available.

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


Forward Looking Statements

     Certain of the statements made in this report are forward-looking statements that involve a number of risks and uncertainties. Statements that should generally be considered forward-looking include, but are not limited to, those that contain the words "estimate," "anticipate," "in the opinion of management," "believes," and similar phrases. Among the factors that could cause actual results to differ materially from the statements made are the following: general business conditions in the various markets served by the Company's retail outlets, competitive factors such as changes in the locations, pricing, services offered, or other aspects of competitors' operations, weather in the areas in which the Company's retail outlets are located, expense pressures relating to labor and supplies, and unanticipated general and administrative expenses, including costs of expansion or financing.

                        EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     27 Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FFP PARTNERS, L.P.
                                                 Registrant

Date:  November 15, 1996                      By:       /s/John H. Harvison
                                                   --------------------------
                                                   John H. Harvison
                                                   Chairman and
                                                   Chief Executive Officer

Date:  November 15, 1996                     By:       /s/Steven B. Hawkins
                                                   --------------------------
                                                   Steven B. Hawkins
                                                   Vice President - Finance and
                                                   Chief Financial Officer