Form 10-K
period 1996-12-29
FFP PARTNERS L P
filed 1997-04-14
CIK 811863

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       |X|Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 29, 1996, or

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

                                      None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of Class A Units held by non-affiliates of the registrant at March 28, 1997, was $9,457,000. For purposes of this computation, all officers, directors, and beneficial owners of 10% or more of the Class A Units of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and beneficial owners are affiliates.



                             Class A Units 3,529,205
                              Class B Units 175,000
               (Number of units outstanding as of March 28, 1997)





                                      INDEX

                                                                         Page
Part   I
    Item 1.    Business                                                     1
    Item 2.    Properties                                                  11
    Item 3.    Legal Proceedings                                           11
    Item 4.    Submission of Matters to a Vote of Security Holders         11

Part   II
    Item 5.    Market for the Registrant's Units and Related Security
                  Holder Matters                                           12
    Item 6.    Selected Financial and Operating Data                       14
    Item 7.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                15
    Item 8.    Financial Statements and Supplementary Data                 22
    Item 9.    Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                 23

Part   III
    Item 10.   Directors and Executive Officers of the Registrant          24
    Item 11.   Executive Compensation                                      27
    Item 12.   Security Ownership of Certain Beneficial Owners and
                  Management                                               30
    Item 13.   Certain Relationships and Related Transactions              32

Part   IV
    Item 14.   Exhibits, Financial Statements, Schedules and Reports on
                  Form  8-K                                                35

Signatures                                                                 37


                                     PART I

Item 1.  BUSINESS.

General Background

     FFP Partners, L.P. ("FFPLP," the "Partnership," or the "Company"), through its subsidiaries, owns and operates convenience stores, truck stops, and self-service motor fuel outlets over an eleven state area. It also operates a money order company, selling money orders through its own outlets as well as through agents; and sells motor fuel on a wholesale basis, primarily in Texas. FFPLP, a Delaware limited partnership, was formed in December 1986, pursuant to the Agreement of Limited Partnership of FFP Partners, L.P. (the "Partnership Agreement"). FFP Partners Management Company, Inc. ("FFPMC" or the "General
Partner") serves as the general partner of the Partnership. FFPMC or a subsidiary also serves as the general partner of the Partnership's subsidiary partnerships. References herein to the "Company" include FFPLP and its subsidiaries.

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

Operations

     Description of Operations. The Company conducts its operations principally through its 99%-owned subsidiary, FFP Operating Partners, L.P. ("FFPOP"), a Delaware limited partnership. FFPMC holds a 1% general partner's interest in FFPOP. The Company has other direct or indirect subsidiaries: Direct Fuels, L.P; FFP Financial Services, L.P.; FFP Money Order Company, Inc.; Practical Tank Management, Inc.; and FFP Transportation, L.L.C. These companies are engaged businesses that are complimentary to the activities of FFPOP.

     Convenience Stores. At year end 1996, the Company operated 117 convenience stores, a decrease of ten stores from the previous year end. This decrease is due to the sale of the merchandise operations of 18 outlets to independent operators during 1996 offset by the opening or conversion from self-service gasoline outlets of eight stores. {See Store Development.} The Company's stores are open seven days a week, offer extended hours (eleven of the stores are open 24 hours a day, the remainder generally are open from 6:00 am to midnight), and emphasize convenience to the customer through location, merchandise selection, and service. The convenience stores sell groceries, tobacco products, take-out foods and beverages (including alcoholic beverages where local laws permit), dairy products, and non-food merchandise such as health and beauty aids and magazines and, at all except two of the stores, motor fuel. Food service in the convenience stores varies from pre-packaged sandwiches and fountain drinks to full food-service delicatessens (at 41 stores), some with limited in-store seating. During late 1993, the Company began installing small "express" franchises of Kentucky Fried Chicken(R) and Subway Sandwiches(R) in selected convenience stores and at the end of 1995 five of its convenience stores had these or other branded food outlets in them. {See Store Development; Products, Store Design and Operation.} The convenience stores operate under several different trade names, all of which were used by the predecessor companies. The principal trade names are "Kwik Pantry," "Nu-Way," and "Economy Drive-Ins."

     For fiscal year 1996, the convenience stores accounted for 35% (39% in 1995) of the Company's consolidated revenues. They had average weekly per store merchandise sales of $9,454 and motor fuel sales of 11,901 gallons. In fiscal 1995, average weekly sales were $9,560 of merchandise and 12,093 gallons of fuel.

     Truck Stops. At December 29, 1996, the Company operated ten truck stops, the same number as at the previous year end. The truck stops, which principally operate under the trade name of "Drivers," are located on interstate and other highways and are similar in their operations to the convenience stores, although the merchandise mix is directed towards truck drivers and the traveling public. Five of the truck stops have full service restaurants; the Company operates two of the restaurants and leases the other three to independent operators. The other five outlets offer prepared-to-order food service, including two outlets which have a combination Kentucky Fried Chicken/Taco Bell "express" franchise and one which has a Pizza Hut franchise within the store. In 1996, the truck stops (including their associated restaurants and food service facilities) accounted for 13% (13% in 1995) of the Company's consolidated revenues, with average weekly per outlet merchandise and food sales (including food service sales) of $17,192 ($17,506 in 1995) and fuel sales of 66,973 gallons (68,274 gallons in 1995).

     Self-Service Gasoline Outlets. The Company operated 206 self-service gasoline outlets at December 29, 1996, a net increase of 12 outlets since the prior year end. This increase resulted principally from the sale of the merchandise operations of certain convenience stores, referred to above. Although these convenience store operations were sold, the Company retained the motor fuel concession at these locations. In addition, the Company acquired some outlets through the execution of new contracts with independent operators, re-opened previously closed locations, and closed or disposed of other locations. The Company's self-service gasoline outlets consist of fuel pumps and related storage equipment located at independently operated convenience stores. These outlets are operated pursuant to contracts that generally obligate the Company to provide motor fuel inventory, fuel storage and dispensing equipment, and maintenance of the fuel equipment while the store operator agrees to collection and remittance procedures. The convenience store operators are compensated by commissions based on profits and/or the volume of fuel sold. In addition, the contracts generally grant the Company the right of first refusal to purchase the operator's convenience store should it be offered for sale. Many of the contracts have renewal options and, based on past experience, the General Partner believes that a significant number of those contracts which do not have renewal options will be renegotiated and renewed upon expiration. In addition to the contractual arrangement between the store operator and the Company, 115 of these operators also lease or sublease the store building and land from the Company or affiliates of the General Partner.

     During fiscal 1996, the self-service gasoline outlets had average weekly per outlet fuel sales of 8,584 gallons as compared to 7,794 gallons in fiscal
1995. In 1996, the Company's self-service gasoline outlets accounted for 26% (23% in 1995) of the Company's consolidated revenues.

     Wholesale Fuel Sales. The Company has sold motor fuel on a wholesale basis to smaller independent and regional chains of fuel retailers since it commenced operations. The wholesale fuel operation was expanded in later years to include sales to commercial end-users of motor fuels, such as local governmental units, operators of vehicle fleets, and public utilities. In 1996, the Company's wholesale operations contributed 24% of consolidated revenues (24% in 1995). During 1996, the Company did not have facilities for the bulk storage of motor fuel. Accordingly, purchases were made to fill specific customer orders.

     In March 1996, the Company completed the purchase of a non-operating fuel processing facility and bulk storage terminal located in Euless, Texas. The facility has been undergoing renovation and the Company anticipates it will begin operating in April 1997. This facility gives the Company the ability to provide terminalling services (storage and delivery services) for other wholesalers of motor fuel and to separate commingled refined products into their component parts for sale to retailers and end users. The facility has total storage for 235,000 barrels (9,879,000 gallons) of motor fuel and the capacity to process approximately 1,500 barrels per day of commingled product. The motor fuel obtained by separating commingled products will be used by the Company to satisfy a portion of the fuel supply needs for it its own retail outlets and its wholesale customers.

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

     Store Development. In early 1994 in its continuing endeavor to increase the productivity and operating efficiency of its existing store base, the Company identified outlets that it believed would contribute more to the earnings of the Company if operated by independent operators rather than by the Company. The Company undertook a program to sell the merchandise operations of these outlets to independent operators. In 1996, 1995, and 1994 the Company sold the merchandise operations at 18, 10, and 15 of these outlets, respectively. Because of their different overhead structure, independent operators are often able to operate the stores less expensively than can the Company. These sales were structured such that the Company retained the real estate or leasehold interest and leased or subleased the land and building to the operator for a five year period with a five year renewal option. The Company also entered into a self-service gasoline agreement covering the fuel sales at these locations. Management believes that the sales of these stores and the resulting combination of rents, fuel profits, and other income enhance the profitability of these outlets to the Company. The Company is continuing to negotiate the sales of the merchandise operation of additional stores.

     In addition to the sales of the merchandise operations at certain convenience stores, discussed above, management is seeking other ways to increase the productivity of the Company's present base of convenience store and truck stop outlets. A part of this effort involves the installation of limited-menu "express" outlets of national food franchises in Company outlets. In 1994 and 1995, the Company commenced operating combination Kentucky Fried Chicken/Taco Bell outlets in two truck stops, a Pizza Hut outlet in one truck stop, Kentucky Fried Chicken outlets in two convenience stores, and a Subway Sandwich franchise in one convenience store. The Company's experience with this type of food service operation indicates that it increases store traffic as it offers the advantage of national name-brand recognition and advertising. In addition, the training and operational programs of these franchisors provide a consistent and high-quality product to the Company's customers. Management is evaluating the existing operations to determine if it would be appropriate to install additional outlets of this type in other locations. It is also evaluating the relative merits of the various types of franchises.

     Opportunities to expand self-service gasoline outlets are limited by competitive factors, including the existence of established facilities at most independent convenience stores. However, the Company continues to pursue the acquisition of this type of outlet principally through the development of relationships through its fuel wholesaling operations.

     Products, Store Design and Operation. The number and type of merchandise items stocked in the convenience stores vary from one store to another depending upon the size and location of the store and the type of products desired by the customer base served by the store. However, the stores generally carry national or regional brand name merchandise of the type customarily carried by competing convenience stores. Substantially all the convenience stores and truck stops offer fast foods such as hot dogs, pre-packaged sandwiches and other foods, and fountain drinks. Forty-one of the convenience stores have facilities for daily preparation of fresh food catering to local tastes, including fried chicken and catfish, tacos, french fries, and made-to-order sandwiches. Also, as discussed above five convenience stores and three truck stops have small "express" outlets of national fast-food franchises or other branded food service.

     Although the stores vary in layout and design, schematic diagrams for each store are used to direct the store manager in the placement of products to maximize exposure of high turnover and high margin items to the flow of customer traffic.

     The Company utilizes a team approach to its marketing function rather than having a specific person who is responsible for that activity. Senior operations executives and other management personnel continually review and evaluate products and services for possible inclusion in the Company's retail outlets. Special emphasis is given to those goods or services that carry a higher gross profit margin than the Company's overall average, will increase customer traffic within the stores, or complement other items already carried by the stores. The marketing teams, which include the Regional Managers, in conjunction with the Company's vendors, develop and implement promotional programs and incentives on selected items, such as fountain drinks and fast food items. In addition, new products and services are reviewed on a periodic basis to ensure a competitive product selection. Due to the geographic distribution of the Company's stores and the variety of trade names under which they are operated, the use of advertising is limited to location signage, point-of-sale promotional materials, advertisements in local newspapers, and locally distributed flyers.

     Over the last several years, the Company has increased the number of its "branded" outlets, those which are affiliated with a large oil company. In March 1997, the Company had 221 (209 in 1996) retail outlets which were branded, as compared to 65 such outlets in 1990. The Company has outlets that are branded Citgo, Chevron, Fina, Conoco, Diamond Shamrock, Texaco, and Coastal. Branded locations generally have higher fuel sales volumes (in gallons) than non-branded outlets due to the advertising and promotional activities of the respective major oil company and the acceptance of such oil company's proprietary credit cards. The increased customer traffic associated with higher fuel sales tends to increase merchandise sales volumes, as well. The Company continues to evaluate the desirability of branding additional outlets. In addition to the Company operated convenience stores, truck stops, and self-service fuel outlets that are branded, the Company also serves as a wholesale distributor to 162 branded retail outlets.

     Merchandise Supply. Based on competitive bids, the Company has selected a single company as the primary grocery and merchandise supplier to its convenience stores and truck stops. However, some merchandise items, such as bakery goods, dairy products, soft drinks, beer, and other perishable products, are generally purchased from local vendors and/or wholesale route salespeople. The Company believes it could replace any of its merchandise suppliers, including its primary merchandise supplier, with no significant adverse effect on its operations.

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

Competition

     The convenience store industry is highly competitive. Most convenience stores and an increasing number of traditional grocery stores in the Company's market areas sell motor fuel; in addition, merchandise similar or identical to that sold by the Company's stores is generally available to competitors. The Company competes with local and national chains of supermarkets, drug stores, fast-food operations, and motor fuel retailers. It also competes with independently operated convenience stores and national chains of convenience stores such as "7-Eleven" and "Circle K." Major oil companies are also becoming a significant factor in the convenience store industry as they convert outlets that previously sold only motor fuel to convenience stores; however, major oil company stores generally carry a more limited selection of merchandise than that carried by the Company's outlets and operate principally in metropolitan areas, where the Company has few outlets. Some of the Company's competitors have large sales volumes, benefit from national or regional advertising, and have greater financial resources than the Company.

     The Company believes each of its retail outlets competes with other retailers in its immediately surrounding area, generally within a radius of one to two miles. Management believes the Company's outlets compete based on location, accessibility, the variety of products and services offered, extended hours of operation, price, and prompt check-out service.

     The Company's wholesale fuel operation is also very competitive. Management believes this business is highly price sensitive, although the ability to compete is also dependent upon providing quality products and reliable delivery schedules. The Company's wholesale fuel operation competes for customers with large integrated oil companies and smaller, independent refiners, and fuel jobbers, some of which have greater financial resources than the Company. Management believes it can compete effectively in this business because of the Company's purchasing economies, numerous supply sources, and the reluctance of many larger suppliers to sell to smaller customers.

Employees

     At March 16, 1997, the Company employed 1,138 people (including part-time employees). In addition to employees of the Company, the General Partner employs five executive officers who perform services for the Company; the Company reimburses the General Partner for the direct and indirect costs of these personnel.

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

Insurance

     The Company carries workers' compensation insurance in all states in which it operates.

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

Government Regulation

     Alcoholic Beverage Licenses. The Company's retail outlets sell alcoholic beverages in areas where such sales are legally permitted. The sale of alcoholic beverages is generally regulated by state and local laws which grant to various agencies the authority to approve, revoke, or suspend permits and licenses relating to the sale of such beverages. In most states, such agencies have wide-ranging discretion to determine if a licensee or applicant is qualified to be licensed. The State of Texas requires that licenses for the sale of alcoholic beverages be held, directly or indirectly, only by individual residents of Texas or by companies controlled by such persons. Therefore, the Company has an agreement with a corporation controlled by John H. Harvison, the Chairman and a director of the General Partner, which permits that corporation to sell alcoholic beverages in the Company's Texas outlets where such sales are legal.

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

     Environmental Regulation. The Company is subject to various federal, state, and local environmental, health, and safety laws and regulations. In particular, federal regulations issued in late 1988 regarding underground storage tanks established requirements for, among other things, underground storage tank leak detection systems, upgrading of underground tanks with respect to corrosion resistance, corrective actions in the event of leaks, and the demonstration of financial responsibility to undertake corrective actions and compensate third parties for damages in the event of leaks. Certain of these requirements were effective immediately and others are being phased in over a ten year period. However, all underground storage tanks must comply with all requirements by December 1998. The Company has implemented a plan to bring all of its existing underground storage tanks and related equipment into compliance with these laws and regulations and currently estimates the costs to do so will total from $1,837,000 to $2,245,000 over the next two years.

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

     In the recent past, legislation was introduced in Congress which would extend the "grandfather" provision which permits the Company to continue to be treated as a partnership for tax purposes either indefinitely or for a limited period. However, these bills were not passed. As of March 1997, similar legislation has not been reintroduced although certain interested parties are still advocating for such a bill.

     Consequently, the Company has been studying various alternative structures. The options available to the Company include converting its current operations to a corporate form, which will, in effect, occur if the Company takes no other action; placing its retail and other operations that do not generate "qualifying income" (as defined in the tax code) in a separate corporate subsidiary and continuing the operation of its remaining activities as a publicly-traded limited partnership; or placing its retail operations and its real estate holdings into separate corporations, distributing those interests to its unitholders, and qualifying the company holding the real estate interests as a real estate investment trust. Although no decision has yet been made as to changes in the structure of the Company, one of the primary considerations affecting any decision is that the restructuring be accomplished in a manner so as to qualify as a tax-free transaction.

Forward-Looking Statements

     Certain of the statements made in this report are forward-looking statements that involve a number of risks and uncertainties. Statements that should generally be considered forward-looking include, but are not limited to, those that contain the words "estimate," "anticipate," "in the opinion of management," "believes," and similar phrases. Among the factors that could cause actual results to differ materially from the statements made are the following: general business conditions in the local markets served by the Company's convenience stores, truck stops, and other retail outlets, and its wholesale fuel markets; the weather in the local markets served by the Company; competitive factors such as changes in the locations, merchandise offered, or other aspects of competitors' operations; increases in cost of fuel and merchandise sold or reductions in the gross profit realized from such sales; expense pressures relating to operating costs, including labor, repair and maintenance, and supplies; and, unanticipated general and administrative expenses, including costs of expansion or financing.

Item 2. PROPERTIES.

     The following table summarizes the ownership status of the Company's retail outlets as of February 28, 1997:

                            Owned     Leased from  Leased from
                            by the     Affiliates   Unrelated
                           Company       of the      Parties        Total
                                        General
                                        Partner

                                         Number of Locations
Convenience Stores
      Land                     39           53           21          113
      Buildings                90            5           18          113
Truck Stops
      Land                      2            6            2           10
      Building                  6            2            2           10
Self-service gasoline
outlets
      Land                     15          100           91          206
      Buildings                64           51           91          206
Other/Not Active
      Land                      6            8           12           26
      Buildings                 9            5           12           26
Total
      Land                     62          167          126          355
      Buildings               169           63          123          355

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

     No matters were submitted to a vote of Unitholders during 1996.


                                     PART II


Item 5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED SECURITY HOLDER MATTERS.

     The Company's Class A Units are listed for trading on the American Stock Exchange (symbol "FFP"). At March 20, 1997, there were 209 holders of record of the Class A Units and one holder of record of the Company's Class B Units; the Class B Units are not listed for trading on any securities exchange. {See Item
12. Security Ownership of Certain Beneficial Owners and Management.} The Class A and Class B Units have identical rights with respect to cash distributions and to voting on matters brought before the partners.

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

     The following table sets forth the range of high and low sales prices for the Partnership's Class A Units as reported on the American Stock Exchange for the periods indicated:

                                         High           Low
                                               Dollars
              1995
                 First Quarter           8 5/8         5 5/8
                 Second Quarter          7 5/8         5 3/8
                 Third Quarter             8             6
                 Fourth Quarter         7 15/16        6 3/4
              1996
                 First Quarter             8           6 3/16
                 Second Quarter         7 13/16          6
                 Third Quarter           7 5/8           6
                 Fourth Quarter         7 7/16         5 1/8

     The following table sets forth the distributions declared and paid by the Company in 1995 and 1996:
                                                    Amount per
                                                   Class A and
        Record Date             Date Paid          Class B Unit

      March 31, 1995         April 12, 1995            $0.120
      April 24, 1995         May 9, 1995                0.270
      August 16, 1995        August 31, 1995            0.180
      November 28, 1995      December 12, 1995          0.300
      April 10, 1996         April 24, 1996             0.205
      August 27, 1996        September 11, 1996         0.210

     Distributions are dependent upon the actual level of earnings and cash flow of the Company, capital expenditures required to maintain or used to expand the productive capacity of the Company's asset base, and requirements for servicing the Company's debt. In addition, the Company has entered into a Credit Agreement with a bank which contains various restrictive covenants, including restrictions on the payment of cash distributions to unitholders The Credit Agreement limits the payment of cash distributions to 50% of net income as reported in accordance with generally accepted accounting principles and by requiring that the Company maintain certain financial ratios. Beginning in 1998, the Company will become taxable as a corporation, unless alternative structures are implemented. Accordingly, funds available for distribution will be reduced by any income taxes that may be incurred by the Company. {See Federal Income Tax Law and Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.}


Item 6.  SELECTED FINANCIAL AND OPERATING DATA.

                                   1996      1995    1994      1993      1992
Financial Data (in thousands, except per unit data):
Revenues and Margins -
    Motor fuel sales              $321,814 $296,887 $275,278  $246,023 $217,248
    Motor fuel margin               20,672   22,813   22,332    21,650   16,963
    Merchandise sales               60,579   65,512   72,827    74,921   56,946
    Merchandise margin              17,821   19,187   20,169    20,320   19,884
    Miscellaneous revenues           7,759    7,646    7,408     5,706    5,086
    Total revenues                 390,152  370,045  355,513   326,650  279,280
    Total margin                    46,252   49,646   49,909    47,676   41,933
Direct store expenses               27,062   28,496   29,553    28,794   24,771
General and administrative expenses 11,506   11,795   11,056    10,527    9,415
Depreciation and amortization        3,951    3,769    4,352     5,681    5,435
Total operating expenses            42,519   44,060   44,961    45,002   39,621
Operating income                     3,733    5,586    4,948     2,674    2,312
Interest expense                    (1,246)  (1,176)  (1,173)   (1,565)  (1,724)
Income before income taxes/other
   items                             2,487    4,410    3,775     1,109      588
    Deferred income taxes           (2,646)    (500)    (244)      (94)       0
    Gain on extinguishment of debt       0        0      200         0        0
    Change in accounting for income
      taxes                              0        0        0      (297)       0
Net income/(loss)                   $(159)   $3,910   $3,731      $718     $588
Income/(loss) per unit -
    Before income taxes/other items  $0.67    $1.07    $0.97     $0.28    $0.16
    Net income/(loss)                (0.04)    1.07     1.03      0.20     0.16
Cash distributions declared per
    Class A and Class B Unit        $0.415   $0.870   $0.370    $0.000   $0.000
Total assets                       $78,599  $69,332  $67,978   $70,277  $68,116
Long-term obligations                9,418    7,100    9,527    10,755   17,164
Operating Data:
Gallons of motor fuel sold (in thousands)
    Retail                         197,687  193,233  196,246   187,267  170,410
    Wholesale                       90,704   95,473   81,289    57,718   39,590
Fuel margin per gallon (in cents)
    Retail                             9.3     10.9     10.1      10.0      9.2
    Wholesale                          1.9      1.7      1.8       1.7      1.0
Average weekly merchandise sales -
    Convenience stores              $9,454   $9,560   $9,901   $10,289   $8,370
    Truck stops                     17,192   17,506   18,160    17,798   15,709
Merchandise margin                   29.4%    29.3%    27.7%     27.1%    34.9%
Number of locations at year end -
    Convenience stores                 117      127      127       145      137
    Truck stops                         10       10       10        10        9
    Self-service fuel outlets          206      194      185       169      171

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

     This discussion should be read in conjunction with the selected financial and operating data, the description of the Company's business operations, and the financial statements and related notes and schedules included elsewhere in this Annual Report on Form 10-K. {See Item 1. Business, Forward-Looking Statements.}

     The Company reports its results of operations using a fiscal year which ends on the last Sunday in December. Most fiscal years have 52 weeks but some consist of 53 weeks. Fiscal 1995 was a 53-week year, while fiscal 1996, 1994, 1993, and 1992 were 52-week years. This variation in time periods most affects revenues (and related costs of sales) and salary costs as other expenses (such as rent and utilities) are usually recorded on a "monthly" basis. However, differences in the number of weeks in a fiscal year should be considered in reviewing financial data.

1996 Compared with 1995

     The Company's total revenues increased $20,107,000 (5.4%) in 1996 over 1995. This increase was the result of a $24,927,000 (8.4%) increase in motor fuel sales offset by a $4,933,000 (7.5%) decline in merchandise sales. Miscellaneous revenues were essentially flat between the two years.

     The increased fuel revenues resulted from increased prices and an increase of 4,454,000 gallons (2.3%) of fuel sold at retail offset by a 4,769,000 gallon (5.0%) decline in wholesale gallons sold. The increase in retail fuel gallons sold parallels the 2.4% increase in the average number of locations selling fuel in 1996 as compared to 1995. The decrease in wholesale fuel gallons resulted from the absence of large spot sales to certain customers in 1996. The majority of the Company's wholesale sales are to smaller independent retailers, many of which are contractually committed to purchase from the Company. However, the Company also markets to operators of larger convenience store chains and other retail outlets but such customers are primarily motivated by price. Due to increases in wholesale fuel prices in 1996, the Company was not able to be as aggressive in its pricing to these customers as in prior years.

     Although fuel sales increased, fuel margin declined significantly, $2,141,000 (9.4%), from the prior year. This decline was caused by substantially reduced retail fuel margins in 1996 as compared to 1995. The 1996 retail fuel margin was 9.3 cents per gallon, a drop of 14.7% from the 10.9 cents per gallon realized in 1995. The reduced margin resulted from increases in wholesale prices that could not be fully passed on to retail customers due to competitive pressures from non-traditional fuel retailers in the Company's market areas, such as grocery stores that have installed fuel islands. The reduced retail margin was experienced by the Company throughout 1996 with the exception of its second fiscal quarter. Although the volumes of fuel sold on a wholesale basis declined, the wholesale margin per gallon increased by 11.8%, from 1.7 cents in 1995 to 1.9 cents in 1996.

     The $4,933,000 decline in merchandise sales primarily relates to the decline in the average number of convenience stores and truck stop restaurants operated during the year. The Company continued its program of selling the merchandise operations of selected convenience stores to independent operators, with 18 such sales in 1996. Under this program, begun in mid-1994, the Company sells the merchandise operations of outlets that it believes will contribute more to its earnings if operated by independent operators than by the Company. The independent operators, because of their different overhead structure, are able to operate the stores less expensively than can the Company. These sales are structured such that the Company retains the real estate or leasehold interest in the property and leases or subleases the land, building, and equipment to the operator. The Company also retains the motor fuel concession at these outlets, which become self-service fuel outlets for the Company. The sales of these stores, offset to some extent by the conversion of certain gas only outlets to convenience stores, reduced the average number of convenience stores operated during the year by 5.0%. In addition, the Company leased the restaurant facilities at two of its truck stops to independent operators in early 1996.

     Total merchandise gross profit also declined due to the sales declines; however, the margin on merchandise sales increased slightly in 1996, to 29.4% from 29.3%. Shortly after year end 1996, the Company reorganized its retail operations placing convenience stores and truck stops, and their related food service operations, under the supervision of one executive. Management believes this supervisory structure will increase the focus on improving merchandise margins and sales levels in its outlets.

     Although miscellaneous revenues in total were relatively unchanged between 1996 and 1995, the composition of the revenues shifted. Gains on the sales of merchandise operations at convenience stores increased to $1,778,000 from $791,000 (124.8%) while check cashing fees, food stamp commissions, and other revenues related to check cashing booths declined $497,000 due to closing eight such outlets. In addition, the Company recognized a one-time gain of $353,000 from the sale of a fleet fueling franchise in 1995. Other items included in miscellaneous revenue, such as lottery commissions and money order fees, were relatively unchanged between the periods.

     Direct store expenses consist of those costs directly attributable to the operation of the Company's retail outlets, such as salaries and other personnel costs, supplies, utilities, repairs and maintenance, and commissions paid to the operators of the self-service motor fuel outlets. These costs declined $1,434,000 (5.0%) in 1996 from 1995. This decline was due to the reduction in the average number of convenience stores operated during 1996 and to the closure of the eight check cashing outlets, both discussed above, offset by increased fuel commissions paid to operators of the Company's self-service fuel outlets due to an increase in the number of this type of outlet. The Company leases the land or land and buildings at 167 of its retail locations from affiliates of the General Partner. As is customary in these types of agreements, these leases provide for adjustments in the monthly rent based on the change in the consumer price index. The adjustments are made every five years with the next adjustment to be effective beginning in May 1997. Although the index on which the upcoming adjustment will be based has not yet been published, the Company anticipates that the rents paid for these locations will increase by approximately $225,000 annually beginning in May 1997.

     General and administrative expenses declined $289,000 (2.5%) in 1996 as compared to the prior year principally due to declines in salaries and bad debts although all categories of costs except legal and professional fees declined slightly or were flat compared to 1995.

     The modest increase in depreciation and amortization expense relates to the increases in the Company's fixed assets over the last few years. Because of the significant asset additions during the current year, principally related to environmental upgrades at the Company's retail locations and to improvements at the fuel terminal acquired in early 1996, which is expected to begin operating in the first quarter 1997, it is expected that depreciation and amortization in future years will increase from the current level.

     Interest expense was relatively unchanged in 1996 from the prior year, increasing $70,000 (6.0%). Although the Company's total debt (long- and short-term and capital leases) increased by a total of $5,935,000, interest rates were somewhat lower in 1996 than 1995, much of the additional indebtedness was incurred late in the year, and a significant portion of the debt was incurred to finance renovation of the fuel terminal and the interest expense related thereto was capitalized. The Company expects that its interest expense will increase in 1997 over 1996 due to the rise in its debt levels; and, when the fuel terminal begins operating, the debt incurred to finance its renovation will begin to be expensed. If general interest rate increases occur, such increases will, of course, increase the Company's interest expense as much of the Company's debt carries a floating rate.

     The Company adopted Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" ("SFAS 109") at the beginning of fiscal 1993. As a result of adopting this accounting principle, the Company is required to record deferred income tax expense attributable to changes arising in the current period in the temporary differences between financial and tax reporting which are expected to reverse after 1997, when the Company will become taxable as a corporation. These differences are due primarily to temporary differences between the financial reporting amounts and tax bases of the Company's property and equipment.

     In 1996, the Company recorded deferred income taxes of $2,646,000, an increase of $2,146,000 (429.2%) over the previous year. Of the total for the current year, $2,089,000 was related to a change in the lives used by the Company to depreciate certain buildings for income tax reporting purposes. In August 1996, Congress passed legislation clarifying that certain buildings used in connection with the retail sale of motor fuel qualified for a substantially shorter depreciable life for tax purposes than was being utilized by the Company. Substantially all of the buildings owned by the Company qualified for this shorter life. In January 1997, the Internal Revenue Service issued a notice explaining how the tax deduction related to the change in the depreciable lives on these assets should be determined. As a result, the Company will take a 1996 tax deduction for the difference between the tax depreciation previously recorded and the depreciation available using the shorter life. However, it must record deferred taxes on this timing difference. If the Company were a taxable entity, the deferred tax charge would have been offset by a current tax credit of an equal amount with no impact on the Company's reported net income. However, since the Company is a partnership and does not report any current income tax expense or credit, the current tax benefit of this deduction will be allocated to the Company's unitholders.

     The 1996 deferred tax expense not related to the above described clarification in the tax law, was $557,000, an increase of $57,000 (11.4%) over the expense reported in 1995 and is principally due to additions to fixed assets which are depreciated differently for financial reporting and tax purposes. The deferred tax expense is expected to grow in 1997 as the date at which the Company will become taxable as a corporation grows closer since fewer of the differences between tax and financial reporting will reverse prior to such date and because of the significantly increased tax deduction available for the deprecation of many of the Company's buildings. However, the $2,089,000 expense related to the "catch-up" in depreciation discussed above will not recur.

     The Company's reported a net loss of $159,000 in 1996, as compared to net income of $3,910,000 in 1995 primarily due to significant impact of reduced retail fuel margins and to the non-recurring deferred tax provision related to the change in the depreciable lives of certain buildings for tax purposes.

1995 Compared with 1994

     The Company's motor fuel revenues for 1995 increased over the 1994 period by $21,609,000 (7.8%) due to increased wholesale fuel sales. Wholesale fuel sales increased 14,184,000 gallons (17.4%) over 1994. This increase resulted from a full year of sales from a marketing arrangement begun in mid-1994 that emphasizes sales to contractors and other commercial users of fuel as well as from growth in these sales. However, the increase in wholesale fuel sales was offset by a decline in retail fuel sales. Motor fuel sales at the Company's retail outlets declined by 3,013,000 gallons (1.5%) as a result of lower sales volumes at the Company's truck stops due to increased competition from new outlets in several of the Company's markets. The margin on fuel sales increased $481,000 (2.2%) in 1995 over 1994. This increase resulted from improved retail fuel margins (10.9 cents in 1995 vs 10.1 cents in 1994) and the additional margin from the increased wholesale activity.

     Merchandise sales in 1995 declined by $7,315,000 (10.0%) from the previous year due principally to the sale of the merchandise operations at ten convenience stores under the Company's program of selling these operations to independent operators. The merchandise sales decline was also affected by the absence of a full year's sales at the 15 outlets whose merchandise operations were sold in the third and fourth quarters of 1994.

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

     Direct store expenses in 1995 declined $1,057,000 (3.6%) from the prior year. This reduction was due to the elimination of payroll (and related costs), utilities, and other operating expenses at the convenience stores whose merchandise operations were sold to independent operators offset by increases in the fuel commissions paid to the operators of those stores, and increases in wage and other personnel costs at the stores operated by the Company.

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

Liquidity and Capital Resources

     The Company has a Credit Agreement with a major bank under which it has a $10,000,000 revolving credit line to be used for working capital purposes and two term loans. The revolving credit line bears interest at the bank's prime rate and matures on April 30, 1998, but the agreement requires that the outstanding balance be paid down to $1,500,000 or less for three consecutive days during each calendar quarter. One of the term loans had a balance at year end 1996 of $5,625,000 and is due in quarterly installments of $312,500 through March 31, 2001. The other term loan had a year end 1996 balance of $3,000,000 and is due on a payment schedule which requires aggregate payments of $225,000 in 1997 and $450,000 in 1998. Payments in subsequent years increase to a maximum of $700,000 annually in the final year of the loan which matures on March 31, 2003. Both term loans bear interest at LIBOR plus 1.75% fixed at approximately 30 day intervals. Although the interest rates on the term loans are variable, the Credit Agreement provides the Company with the ability to fix the rates on all or a portion of the loans for varying periods of time up to their maturity.

     The Credit Agreement contains various requirements and restrictive covenants, including a pledge of the Company's accounts receivable and inventories, a negative pledge of its fixed assets, limits on capital expenditures, and limits on cash distributions (to 50% of net income as reported for generally accepted accounting principles), and the requirement to maintain certain financial ratios. At year end 1996, the Company was not in compliance with certain of the financial ratios and covenants in the Credit Agreement. However, the bank has waived compliance with these ratios or amended the Credit Agreement with respect to these items.

     During 1996, the Company made aggregate cash distributions to its unitholders of $1,545,000 ($0.415 per unit). However, the distributions were not made at regular, periodic intervals nor at fixed amounts. The Company anticipates that it will make cash distributions to unitholders in 1997.
However, no determination has made with respect to the amount of any such distributions, or the date(s) on which such distributions might be made. Any future distributions will be dependent upon the profitability of the Company, its debt service requirements, needs for capital expenditures, and compliance with the restrictions in its Credit Agreement. Beginning in 1998, the Company will become taxable as a corporation unless alternative structures are implemented. Accordingly, funds available for distribution will be reduced by any income taxes that may be incurred by the Company. {See Change in Structure of Company.}

     The Company's cash flows from operating activities were $485,000 less in 1996 than in 1995. This decline was due principally to the $4,069,000 decline in net income offset by the significant increase in deferred taxes related to the change in depreciable lives for certain buildings for tax purposes and the increased gain on the sales of the merchandise operations of certain convenience stores. Cash used to purchase property and equipment increased $4,755,000 in 1996 due to expenditures to acquire and renovate the fuel terminal acquired by the Company in early 1996 and to continued environmental upgrades at the Company's retail outlets. The Company will invest additional funds to complete the renovation of the terminal in 1997, although the amount expended should be substantially less than was spent in 1996. Expenditures for environmental upgrading at the retail outlets should continue at about the same pace in 1997 and 1998 as in 1996 but should decline significantly thereafter as all environmental upgrading must be completed by year end 1998. The Company has contracted with a firm to install the necessary equipment and/or to modify existing installations to meet current environmental requirements by the December 1998 deadline. The cost of this upgrading is expected to be between $1,837,000 to $2,245,000 and will be incurred during 1997 and 1998. The Company will pay for some of its expected capital expenditures from operating cash flow and expects to finance a portion of the expenditures by utilizing lease lines of credit, as it has in the past.

     The Company's financing activities provided $4,331,000 of cash in 1996. This amount represents a change of $7,183,000 from 1995 levels due to a net increase of $5,528,000 in aggregate debt (balances due on the Company's revolving credit line, its long-term debt, and its capital lease obligations) and a reduction of $1,659,000 in the amount of distributions paid to unitholders. The reduced distributions to unitholders resulted from the decline in the Company's earnings in 1996.

     The Company is party to commodity futures contracts and forward contracts to buy and sell fuel, both of which are used principally to satisfy balances owed on exchange agreements. Both of these types of contracts have off-balance sheet risk as they involve the risk of dealing with others and their ability to meet the terms of the contracts and the risk associated with unmatched positions and market fluctuations. The open positions under these contracts were not significant at year end 1996. {See Note 11 to the Consolidated Financial Statements.}

     The Company had negative working capital at year end 1996 of $7,410,000, an increase of $2,963,000 from 1995. This change resulted primarily from increases in the current portion of the Company's short- and long-term debt and capital leases. The Company has received a proposal to refinance its debt which would provide for an increase in the term debt available to the Company and a longer amortization of such debt. The Company believes that this or a similar refinancing of its debt will be accomplished during 1997 and that such refinancing will enhance its working capital position.

     The Company has tradtionally been able to operate its business with negative working capital, principally because most sales are for cash and it has received payment terms from vendors. Consequently, even if a refinancing is not completed, the Company believes that the availability of funds under its revolving line of credit and its traditional use of trade credit will permit operations to be conducted in a customary manner.

Inflation and Seasonality

     The Company believes inflation has not had a material effect on operating results in recent years except for the upward pressure placed on wages, primarily store wages, by the federal minimum wage increase which took effect in 1996. The additional increase in the minimum wage scheduled for October 1997 will again place pressure on the level of store wages. However, the Company expects that operating margins will be adversely affected for only a limited time as it believes that prices can be increased fairly quickly in order to pass along this increased cost to customers. The Company does not believe it will be at a competitive disadvantage as it believes its wage structure is in line with that of other convenience store operators. Apart from the impact of the minimum wage increase and the scheduled rent increases discussed earlier, operations for the foreseeable future are also not expected to be significantly impacted by inflation. Generally, increased costs of in-store merchandise can be quickly reflected in higher prices to customers. The price of motor fuel, adjusted for inflation, has declined over recent years. However, significant increases in the retail price of motor fuels could reduce fuel demand and the Company's gross profit on fuel sales.

     The Company's businesses are subject to seasonal influences, with higher sales being experienced in the second and third quarters of the year as customers tend to purchase more motor fuel and convenience items, such as soft drinks, other beverages, and snack items, during the warmer months.

Change in Structure of Company

     Under current tax law, the Company will become taxable as a corporation beginning in 1998. This change, which was included in 1986 revisions to the Internal Revenue Code, would mean that the Company would begin paying taxes and that any distributions made to the unitholders would be treated as corporate dividends.

     In connection with this change, the Company has been studying various alternative structures. The options available to it include converting its current operations to a corporate form, which will in effect occur if the Company takes no other action; placing its retail and other operations that do not generate "qualifying income" (as defined in the tax code) in a separate corporate subsidiary and continuing the operation of its remaining activities as a publicly-traded limited partnership; or placing its retail operations and its real estate holdings into separate corporations, distributing the interests in those corporations to its unitholders, and qualifying the company holding the real estate interests as a real estate investment trust ("REIT").

     As stated above, a decision has not yet been made regarding restructuring the Company and management is continuing to evaluate the foregoing and other alternatives available to it. One of the primary considerations affecting any decision is that the restructuring be accomplished in a manner so as to qualify as a tax-free transaction for the Company and its unitholders.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data filed herewith begin on page F-1.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in, nor disagreements with, accountants during 1996.



                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

General Partner

     FFP Partners Management Company, Inc., a Delaware corporation formed in December 1986, is the General Partner of and manages the Company. The Unitholders have no power, as limited partners, to direct or participate in the control of the business of the Company.

Management of the General Partner

     Set forth below are the names, ages, positions, and business experience of the executive officers and directors of the General Partner:

             Name               Age                  Position
John H. Harvison [1]             63   Chairman of the Board and Chief
                                       Executive Officer
Robert J. Byrnes [1]             56   President, Chief Operating Officer,
                                       and Director
Steven B. Hawkins                49   Vice President - Finance and
                                       Administration, Secretary,
                                       Treasurer, and Chief Financial Officer
J. D. St.Clair                   62   Vice President - Fuel Supply and
                                       Distribution and Director
Michael Triantafellou            43   Vice President - Retail Operations and
                                       Director
Robert E. Garrison, II [1,2]     55   Director
John W. Hughes [1,2]             55   Director
Garland R. McDonald              59   Director
John D. Harvison                 40   Director
E. Michael Gregory               45   Director
--------------------------------------
[1]  Member of Compensation Committee
[2]  Member of Audit Committee

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

     Michael Triantafellou was elected Vice President - Retail Operations and a Director of the General Partner in February 1997. He had served as Director of Truck Stops and Food Service Operations for the Company since January 1994. Mr. Triantafellou has been engaged in the truck stop and food service industries since 1976, having held various middle and upper management positions in the truck stop businesses of Truckstops of America (from 1975 to 1980), Bar-B Management (from 1980 to 1985) Greyhound-Dial Corp. (from 1985 to 1993), and Knox Oil of Texas (from 1993 to 1994). Mr. Triantafellou is a 1975 graduate of the Wharton School of the University of Pennsylvania.

     Robert E. Garrison, II, has been a Director of the General Partner since May 1987. Mr. Garrison is a managing partner of Harris, Webb & Garrison, a regional merchant and investment bank, and is also Chairman and Chief Executive Officer of Pinnacle Management & Trust Co., a state chartered independent trust company. From October 1992 through February 1994, Mr. Garrison was Chairman of Healthcare Capital Group, Inc., a regional investment bank focusing on the health care industry. From April 1991 through October 1992, Mr. Garrison was Chairman and Chief Executive Officer of Med Center Bank & Trust, one of the leading independent banks in Houston, Texas. Mr. Garrison served as President of Iroquois Brands, Ltd. ("IBL"), a manufacturer of material handling and construction equipment, pharmaceutical and personal care products, and operator of convenience stores and retail fuel outlets in the United Kingdom from 1989 until September 1990. From 1982 through March 1989, Mr. Garrison served as Executive Vice President and director of Lovett Mitchell Webb & Garrison, Inc. ("LMW&G"), one of the representatives of the underwriters in the initial public offering of the Company in May 1987, where he managed the Investment Research and Investment Banking Division, and Boettcher & Company, Inc., which acquired LMW&G in September 1987. From 1971 to 1982, Mr. Garrison was First Vice President and Director of Institutional Research at Underwood Neuhaus & Co. From 1969 to 1971, Mr. Garrison was Vice President of BDSI, a venture capital subsidiary of General Electric.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Regulations issued under the Securities Exchange Act of 1934 require certain persons to report their holdings of the Company's Class A and Class B Units to the Securities and Exchange Commission ("SEC") and to the Company. To the best of the Company's knowledge, based upon copies of reports and other representations provided to the Company, all 1996 reports required under Section 16 of the Securities Exchange Act of 1934 were filed in a timely manner except that the following reports were filed late: (i) reports for the month of January 1996 for John H. Harvison, John D. Harvison, Randall W. Harvison, 7HBF, Ltd., HBF Financial, Ltd., and Garland R. McDonald covering the conversion of Class B Units indirectly owned by them to Class A Units; and, (ii) a report for the month of February 1996 for Robert E. Garrison, II, covering Class A Units sold by him individually and acquired by an Individual Retirement Account of which he is the beneficiary.


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

Summary Compensation Table

     The following table provides information regarding compensation paid during each of the Company's last three fiscal years to the Company's Chief Executive Officer and to each of the Company's other executive officers who earned salary and bonus of more than $100,000 in the latest fiscal year:

                           Summary Compensation Table

                                                    Annual Compensation
                                                  -----------------------
                                                                 Other
                  Name                                           Annual
                  and                                            Compen-
           Principal Position             Year      Salary       sation
                                                      ($)          ($)

John H. Harvison                          1996       137,597[1]     -
Chairman and Chief Executive Officer      1995       135,000        -
                                          1994       135,000        -

Robert J. Byrnes                          1996       137,597[1]     -
President,  Chief Operating Officer, and  1995       135,000        -
   Director                               1994       135,000        -

Avry Davidovich [2]                       1996       127,404[1]     -
Executive  Vice  President - Convenience  1995       125,000        -
   Stores and Director                    1994       125,000        -

---------------------------------------------------------------------------
[1] The annual salaries did not change from 1995 to 1996. The Company pays its employees on a weekly basis and there were 53 pay periods in 1996 vs 52 pay periods in 1995.
[2] Mr. Davidovich resigned as an officer and director in February 1997.

     There were no long-term compensation awards or payouts during any of the last three years.

     General Partner's Incentive Bonus. On an annual, non-cumulative basis, the General Partner may earn incentive compensation (the "Incentive Bonus"), pursuant to the FFPOP Partnership Agreement, with respect to each fiscal year, only if (a) the net income of the Company for such year, as determined in accordance with generally accepted accounting principles and calculated prior to the payment of the incentive compensation, equals or exceeds $1.08 per Unit, and
(b) the total of the quarterly cash distributions for such year to the holders of Units equals or exceeds $1.50 per Unit (such distributions being those made for such year, even though the distribution for the fourth quarter will actually be paid subsequent to year end). In the event these tests are met, incentive compensation will be paid in cash, by the Company, in an amount equal to 10% of net income before such incentive compensation. Although there is no requirement to do so, management believes that any such incentive compensation received by the General Partner would be used to pay bonuses to its executive officers. The General Partner did not earn any incentive compensation during 1996.

     Class A Unit Options Exercised during Fiscal 1996 and Fiscal Year End Option Values. The following table provides information about options exercised during the last fiscal year and the value of unexercised options held at the end of the fiscal year by the named executive officers:

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values

                                                                     Value of
                                                       Number of    Unexercised
                                Units                Unexercised   In-the-Money
                               Acquired              Options/SARs  Options/SARs
                                  on       Value      at Fiscal     at Fiscal
                               Exercise  Realized     Year End       Year End
                                 (#)        ($)         (#)           ($) [1]


           Name and                                Exercisable/   Exercisable/
      Principal Position                           Unexercisable Unexercisable
John H. Harvison                 - 0 -      - 0 -    40,000/0      $65,000/$0
Chairman and Chief Executive
   Officer
Robert J. Byrnes                 - 0 -      - 0 -    35,000/0      $56,875/$0
President, Chief Operating
   Officer, and Director
Avry Davidovich  [2]             - 0 -      - 0 -       0/0          $0/$0
Executive Vice President -
   Convenience Stores and
   Director
--------------------------------------------------------------------
[1] The closing price for the Company's Class A Units as reported by the American Stock Exchange on December 29, 1996, was $5.375. The value shown is calculated by multiplying the difference between this closing price and the option exercise price times the number of units underlying the option.

[2]    Mr. Davidovich resigned as an officer and director in February 1997.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Class A and Class B Units

     The following table sets forth as of March 28, 1997, information regarding the only persons known by the Company to own, directly or indirectly, more than 5% of each class of its Class A and Class B Units:

  Title              Name and Address          Amount and Nature of    Percent
of Class            of Beneficial Owner        Beneficial Ownership    of Class
Class A   7HBF, Ltd.                              524,333   [1]          15.2%
          2801 Glenda Avenue
          Fort Worth, Texas  76117
Class A   HBF Financial, Ltd.                     738,297   [2]          21.4%
          2801 Glenda Avenue
          Fort Worth, Texas  76117
Class A   Garland R. McDonald                     194,167   [3]           5.6%
          2801 Glenda Avenue
          Fort Worth, Texas  76117
Class B   7HBF, Ltd.                              175,000   [4]         100.0%
          2801 Glenda Avenue
          Fort Worth, Texas  76117

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

[4] Consists of 175,000 Class B Units owned of record by a company owned by 7HBF, Ltd. The beneficial of these Units is in dispute.

     The following table sets forth as of March 28, 1997, information with respect to the Class A Units and Class B Units beneficially owned by all directors and executive officers of the General Partner (such information is based on ownership reported to the Company by such persons):

                                     Title     Amount and Nature of   Percent of
                                    of Class Beneficial Ownership [1] Class [1]
      Name of Beneficial Owner
John H. Harvison, Chairman          Class A          0    [2, 3]         0.0%
Robert J. Byrnes, President and     Class A     16,833     [4]           0.5%
   Director
Steven B. Hawkins, Vice President   Class A      1,300     [5]           0.0%
J. D. St.Clair, Vice President and  Class A     88,417     [6]           2.5%
   Director
Michael Triantafellou, Vice         Class A          0                   0.0%
   President and Director
Robert E. Garrison, II, Director    Class A     86,805     [7]           2.5%
John W. Hughes, Director            Class A          0                   0.0%
Garland R. McDonald, Director       Class A    194,167     [8]           5.5%
John D. Harvison, Director          Class A          0   [9, 10]         0.0%
E. Michael Gregory, Director        Class A          0                   0.0%
All directors and executive         Class A    387,522   [11,12]        11.0%
   officers as a group (10 persons)
------------------------------------------------------------------------
[1] Excludes Class A Units covered by the options discussed in Item 11. Executive Compensation.
[2]  Excludes 524,333 Class A Units beneficially owned by 7HBF,
     Ltd. (a Texas limited partnership of which John H. Harvison and members of his family are partners); 738,443 Class A Units beneficially owned by HBF Financial, Ltd. (a Texas limited liability company which is 98%-owned by trusts for the benefit of the children of John H. Harvison); and 32,167 Class A Units owned by a company of which John H. Harvison is an officer and director and one-third of which is owned by trusts for the benefit of his children. 7HBF, Ltd., may be deemed to share beneficial ownership of 144,417 Units with Garland R. McDonald, 49,750 Units with Garland R. McDonald and Barbara J. Smith (John H. Harvison's sister), 83,417 Units with J. D. St.Clair, and 16,833 Units with Robert J. Byrnes.
[3] Excludes 175,000 Class B Units owned of record by a company owned by 7HBF, Ltd. The beneficial ownership of these Units is in dispute.
[4] Shares are held by a company ofwhich Mr. Byrnes is a director and executive officer. Mr. Byrnes may be deemed to share beneficial ownership of these units with 7HBF Financial, Ltd.
[5] Units are held by an Individual Retirement Account for the benefit of Mr. Hawkins.
[6] Includes 5,000 Units held directly and 83,417 Units held by a company of which Mr.St.Clair is a director and executive officer. Mr. St.Clair may be deemed to share beneficial ownership of the 83,417 Units with 7HBF Financial, Ltd.
[7] Includes 79,751 Units held directly and 7,054 Units held by an Individual Retirement Account for the benefit of Mr. Garrison.
[8] Units are held by two companies of which Mr. McDonald is a director and executive officer. Mr. McDonald may be deemed to share beneficial ownership of 144,417 Units with 7HBF, Ltd., and of 49,750 Units with 7BHF, Ltd., and Barbara J. Smith.
[9]  Excludes 524,333 Class A Units beneficially owned by 7HBF,Ltd.
     (a Texas limited partnership of which John D. Harvison and members of his family are partners); and 738,443 Class A Units beneficially owned by HBF Financial, Ltd. (a Texas limited liability company which is 98%-owned by trusts for the benefit of the siblings of John D. Harvison); and 32,167 Class A Units owned by a company one-third of which is owned by trusts for the benefit of John D. Harvison and his siblings. 7HBF, Ltd., may be deemed to share beneficial ownership of 144,417 Units with Garland
     R. McDonald,49,750 Units with Garland R. McDonald and Barbara J. Smith (John H. Harvison's sister), 83,417 Units with J.D. St.Clair, and
     16,833 Units with Robert J. Byrnes.
[10] Excludes 175,000 Class B Units owned of record by a company owned by 7HBF, Ltd. Mr. Harvison is a manager of 7HBF,Ltd. The beneficial ownership of these Units is in dispute.
[11] Excludes the 524,333,  738,443, and 32,167 Class A Units discussed in notes
     2 and 9.
[12] Excludes the 175,000 Class B Units discussed in notes 3 and 10.

General Partner

     The General Partner makes all decisions relating to the management of the Company. Companies owned, directly or indirectly, by certain officers and directors (principally John H. Harvison and members of his immediate family) of the General Partner are the sole shareholders of the General Partner. Certain of these companies have executed proxies which assign the right to vote their respective stock in the General Partner to their respective stockholders on a basis pro rata to each stockholder's ownership of the respective company. By virtue of this action and through ownership of the equity interests in certain of these companies or their affiliates, John H. Harvison and members of his immediate family have the right to vote 92.2% of the stock of the General Partner. Messrs. Byrnes, St.Clair, and McDonald collectively have the right to vote 6.1% of the stock of the General Partner.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Transactions

     The Company leases land or land and buildings for some of its retail outlets and some administrative and executive office facilities from various entities directly or indirectly owned by Messrs. John H. Harvison, and members of his immediate family, Byrnes, St.Clair, and McDonald. During fiscal 1996, the Company paid $847,000 to such entities with respect to these leases. The General Partner believes the leases with its affiliates are on terms that are more favorable to the Company than terms that could have been obtained from unaffiliated third parties for similar properties.

     John H. Harvison, Chairman of the General Partner, owns 50% of Product Supply Services, Inc. ("Product Supply"), which provides consulting services and acts as an agent for the Company in connection with the procurement of motor fuel for sale by the Company. Product Supply provides such services to the Company pursuant to an agreement providing that the Company will pay Product Supply $5,000 per month, supply it with office space and support services, such as telephone and clerical assistance, and pay its reasonable out-of-pocket costs in providing such services. The agreement may be canceled either by the Company or Product Supply upon sixty days' written notice. During fiscal year 1996, the Company paid $68,000 to Product Supply for its services.

     E. Michael Gregory, a Director of the General Partner, is the owner and president of Gregory Consulting, Inc. ("Gregory Consulting"), which provides engineering, consulting, and other similar services to the Company. During fiscal year 1996, the Company paid Gregory Consulting $246,000 for such services.

     Under Texas law, the Company is not permitted to hold licenses to sell alcoholic beverages in Texas. Consequently, the Company has entered into agreements with Nu-Way Beverage Company ("Nu-Way Beverage"), a company wholly owned by John H. Harvison, under which Nu-Way Beverage sells alcoholic beverages at the Company's Texas outlets. Under this agreement, the Company receives rent and a management fee relative to the sale of alcoholic beverages and it loans funds to Nu-Way Beverage to pay for alcoholic beverage purchases. The Company receives interest on such funds at 1/2% above the prime rate charged by a major commercial bank and the loan is secured by the alcoholic beverage inventory located in the Company's Texas outlets. During 1996, the highest balance due under this loan was $433,000 and the balance at the end of the year was $420,000. During 1996, Nu-Way Beverage sold $8,240,000 of alcoholic beverages at the Company's Texas outlets. After deducting cost of sales and other expenses related to these sales, including $1,265,000 of rent, management fees, and interest paid to the Company, Nu-Way Beverage had earnings of $82,000 from sales of alcoholic beverages at the Company's outlets.

     In June 1994, the Company concluded the settlement of a lawsuit which it had filed against Nu-Way Oil Company and Nu-Way Distributing Company (the "Nu-Way Companies"), both of which are controlled by John Harvison and members of his immediate family, and a related suit which the Nu-Way Companies had filed against the Company. Under the settlement, all claims in both of the lawsuits were dismissed and the Company received cash, a promissory note from an affiliated company (secured by first and second liens on real estate), and title to a convenience store which was being leased by the Company from an affiliate. The Company estimated the assets it received had an aggregate value of $485,000. The affiliated companies received approximately $65,000 in cash (held in the Registry of the Court) and 30,000 Class B Units owned by an affiliate that were being held by an escrow agent. This agreement was approved by the disinterested directors of the General Partner. The note which the Company received in connection with this settlement is to be repaid over five years, with interest at 9.5%; the highest balance outstanding during 1996 under the note was $89,000, and the balance outstanding at year end 1996 was $69,000.

     In 1980 and 1982, certain of the Affiliated Companies granted to E-Z Serve, Inc. ("E-Z Serve"), the right to sell motor fuel at retail for a period of ten years at self-serve gasoline stations owned or leased by the Affiliated Companies or their affiliates. All rights to commissions under these agreements and the right to sell motor fuel at wholesale to E-Z Serve at such locations were assigned to the Company on May 21, 1987, in connection with the acquisition of its initial base of retail operations. In December 1990, in connection with the expiration or termination of the agreements with E-Z Serve, the Company entered into agreements with Thrift Financial Co. ("Thrift Financial"), a company owned and controlled by members of John H. Harvison's immediate family, which grant to the Company the exclusive right to sell motor fuel at certain retail locations. The terms of these agreements are comparable to agreements that the Company has with other unrelated parties. During fiscal 1996, the Company paid Thrift Financial $276,000 under these agreements.

     Cost Allocations. Determinations are made by the General Partner with respect to costs incurred by the General Partner (whether directly or indirectly through its affiliates) that will be reimbursed by the Company. The Company reimburses the General Partner and any of its affiliates for direct and indirect general and administrative costs, principally officers' compensation and associated expenses, related to the business of the Company. The reimbursement is based on the time devoted by employees to the Company's business or upon such other reasonable basis as may be determined by the General Partner. In fiscal 1996, the Company reimbursed the General Partner and its affiliates $745,000 for such expenses.

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

           (3)  Exhibits.

        3.1  Amended and Restated  Certificate of Limited  Partnership
             of FFP Partners, L.P. [3.7]  {1}
        3.2  Amended and Restated  Certificate of Limited  Partnership
             of FFP Operating Partners, L.P. [3.8] {1}
        4.1  Amended and Restated Agreement of Limited  Partnership of
             FFP Partners,  L.P., dated May 21, 1987, as amended by
             the First Amendment to Amended and Restated  Agreement
             of Limited  Partnership  dated August 14, 1989, and by
             the  Second   Amendment   to  Amended   and   Restated
             Agreement  of  Limited   Partnership  dated  July  12,
             1991.  {5}
        4.2  Amended and Restated Agreement of Limited  Partnership of
             FFP Operating Partners, L.P. dated May 21, 1987.  {2}
        4.3  Rights  Agreement  dated as of August 14,  1989,  between the Company and NCNB Texas  National  Bank,  as Rights
             Agent. [1]  {3}
       10.1  Nonqualified  Unit  Option  Plan  of FFP  Partners,  L.P.
             [10.2]  {1}
       10.2  Form of Ground Lease with Affiliated  Companies.  [10.3]
             {1}
       10.3  Form  of  Building  Lease  with   Affiliated   Companies.
             [10.4]  {1}
       10.4  Form of Agreement  with  Product  Supply  Services,  Inc.
             [10.5]  {1}
       10.5  Agreement of Limited  Partnership  of Direct Fuels,  L.P.
             [10.6]  {4}
       10.6  Form  of  Employment   Agreement   between  FFP  Partners
             Management   Company,   Inc.,  and  certain  executive
             officers  dated April 23,  1989,  as amended  July 22,
             1992. [10.9]  {5}
       10.7  Amended and  Restated  Credit  Agreement  between Bank of
             America  Texas,  N.A.,  and  FFP  Operating  Partners,
             L.P., dated November 27, 1996. {6}
       21.1  Subsidiaries of the Registrant.  {6}
       23.1  Consent of KPMG Peat Marwick LLP. {6}
       27    Financial data schedule. {6}
       99.1  Financial statements of FFP Operating Partners, L.P., a  99%-owned  subsidiary  of the  Registrant.  {These
             financial statements are being filed as an exhibit to
             facilitate  compliance with certain state  regulatory
             requirements.} {6}
-----------------------
          {1} Included as the indicated exhibit in the Partnership's Registration Statement on Form S-1 (Registration No. 33-12882) dated May 14, 1987, and incorporated herein by reference.
          {2} Included as the indicated exhibit in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 27, 1987, and incorporated herein by reference.
          {3} Included as the indicated exhibit in the Partnership's registration statement on Form 8-A dated as of August 29, 1989, and incorporated herein by reference.
          {4} Included as the indicated exhibit in the Partnership's Current Report on Form 8-K, dated February 10, 1989, and incorporated herein by reference)
          {5} Included as the indicated exhibit in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 27, 1992, and incorporated herein by reference.
          {6}  Included herewith.

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

Dated:  April 11, 1997               FFP PARTNERS, L.P.
                                     (Registrant)
                                     By: FFP Partners Management Company, Inc.,
                                         General Partner

                                             By: /s/ John H. Harvison
                                                 John H. Harvison
                                                 Chairman of the Board



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of April 11, 1997.

/s/ John H. Harvison                     Chairman of the Board of Directors and
---------------------------------------  Chief Executive Officer of FFP Partners
John H. Harvison                         Management Company, Inc. (Principal
                                         executive officer)

/s/ Robert J. Byrnes                     President, Chief Operating Officer, and
---------------------------------------- Director of FFP Partners Management
Robert J. Byrnes                         Company, Inc.  (Principal operating
                                         officer)

/s/ Steven B. Hawkins                    Vice President - Finance and
---------------------------------------- Administration, and Chief Financial
Steven B. Hawkins                        Officer of FFP Partners Management
                                         Company, Inc. (Principal financial and
                                         accounting officer)

/s/ J. D. St.Clair                       Director of FFP Partners Management
---------------------------------------- Company, Inc.
J. D. St.Clair

/s/ Michael Triantafellou                Director of FFP Partners Management
---------------------------------------- Company, Inc.
Michael Triantafellou

/s/ Robert E. Garrison, II               Director of FFP Partners Management
---------------------------------------- Company, Inc.
Robert E. Garrison, II

/s/ John W. Hughes                       Director of FFP Partners Management
---------------------------------------- Company, Inc.
John W. Hughes

/s/ Garland R. McDonald                  Director of FFP Partners Management
---------------------------------------- Company, Inc.
Garland R. McDonald

/s/ John D. Harvison                     Director of FFP Partners Management
---------------------------------------- Company, Inc.
John D. Harvison

/s/ E. Michael Gregory                   Director of FFP Partners Management
---------------------------------------- Company, Inc.
E. Michael Gregory


Item 8.  INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE.


                                                                          Page
                                                                         Number
Independent Auditors' Report                                              F-2

Consolidated Balance Sheets as of December 29, 1996, and
  December 31, 1995                                                       F-3

Consolidated  Statements  of Operations  for the Years Ended
  December 29, 1996, December 31, 1995, and December 25, 1994             F-4

Consolidated  Statements of Partners'  Capital for the Years
  Ended  December 29,1996, December 31, 1995, and December 25, 1994       F-5

Consolidated  Statements  of Cash Flows for the Years Ended
  December  29, 1996, December 31, 1995, and December 25, 1994            F-6

Notes to Consolidated Financial Statements                                F-8

Schedule II - Valuation and Qualifying Accounts                           F-26




                                       F-1




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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FFP Partners, L.P. and subsidiaries as of December 29, 1996 and December 31, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                             KPMG Peat Marwick LLP


Fort Worth, Texas
March 14, 1997


                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 29, 1996, AND DECEMBER 31, 1995
                                 (In thousands)

                                                              1996      1995
                             ASSETS
Current Assets
   Cash and cash equivalents                                  $8,244    $8,106
   Trade receivables, less allowance for doubtful
    accounts of $883 and $1,045 in 1996 and 1995,
    respectively                                              10,303     9,440
   Notes receivable                                              778       453
   Receivables from affiliated company                           420       436
   Inventories                                                12,489    11,260
   Prepaid expenses and other current assets                     625       615
      Total current assets                                    32,859    30,310

Property and equipment, net                                   38,024    31,872
Noncurrent notes receivable, excluding current portion         2,069     1,156
Claims for reimbursement of environmental remediation costs    1,038     1,255
Other assets, net                                              4,609     4,739
      Total Assets                                           $78,599   $69,332

               LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Amount due under revolving credit line                     $6,823    $4,003
   Current installments of long-term debt                      1,587     1,028
   Current installments of obligations under capital leases    1,122       884
   Accounts payable                                           14,150    13,030
   Money orders payable                                        7,809     5,918
   Accrued expenses                                            8,778     9,894
      Total current liabilities                               40,269    34,757

Long-term debt, excluding current installments                 7,765     6,157
Obligations under capital leases, excluding current
  installments                                                 1,653       943
Deferred income taxes                                          3,781     1,135
Other liabilities                                                993       639
      Total Liabilities                                       54,461    43,631
Commitments and contingencies

Partners' Capital
    Limited partners' equity                                  24,165    25,713
    General partner's equity                                     242       257
    Treasury units                                              (269)     (269)
      Total Partners' Capital                                 24,138    25,701

      Total Liabilities and Partners' Capital                $78,599   $69,332

          See accompanying notes to consolidated financial statements.


                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
    YEARS ENDED DECEMBER 29, 1996, DECEMBER 31, 1995, AND DECEMBER 25, 1994
                     (In thousands, except unit information)

                                                  1996        1995        1994
Revenues
   Motor fuel                                   $321,814    $296,887    $275,278
   Merchandise                                    60,579      65,512      72,827
   Miscellaneous                                   7,759       7,646       7,408
      Total Revenues                             390,152     370,045     355,513

Costs and Expenses
   Cost of motor fuel                            301,142     274,074     252,946
   Cost of merchandise                            42,758      46,325      52,658
   Direct store expenses                          27,062      28,496      29,553
   General and administrative expenses            11,506      11,795      11,056
   Depreciation and amortization                   3,951       3,769       4,352
      Total Costs and Expenses                   386,419     364,459     350,565


Operating Income                                   3,733       5,586       4,948
   Interest Expense                                1,246       1,176       1,173
Income before income taxes and
   extraordinary item                              2,487       4,410       3,775
   Deferred income tax expense arising from
     Change in tax lives of certain buildings      2,089           0           0
     Other items                                     557         500         244

Income/(loss) before extraordinary item             (159)      3,910       3,531
   Extraordinary item - gain on
      extinguishment of debt                           0           0         200
Net Income/(Loss)                                  $(159)     $3,910      $3,731

Net income/(loss) allocated to
   Limited partners                                $(157)     $3,871      $3,694
   General partner                                    (2)         39          37

Income/(loss) per limited partner unit
   Before extraordinary item                      $(0.04)      $1.07       $0.97
   Gain on extinguishment of debt                   0.00        0.00        0.06
   Net income/(loss)                              $(0.04)      $1.07       $1.03

Distributions declared per unit                   $0.415      $0.870      $0.370

Weighted average number of Class A
   and Class B Units outstanding               3,684,525   3,632,221   3,589,337

          See accompanying notes to consolidated financial statements.



                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
     YEARS ENDED DECEMBER 29, 1996, DECEMBER 31, 1995, AND DECEMBER 25, 1994
                     (In thousands, except unit information)

                                 Limited Partners     General  Treasury

                                Class A    Class B    Partner   Units     Total

Balance, December 26, 1993       $15,813     $6,634     $225   $(269)   $22,403

Exercise of Class A Unit
    options by employees              53          0        0       0         53

Distributions to partners
    ($0.37 per Class A and
    Class B Unit)                   (761)      (563)     (13)      0     (1,337)

Net income                         2,124      1,570       37       0      3,731

Balance, December 25, 1994        17,229      7,641      249    (269)    24,850

Exercise of Class A Unit
    options by employees
    and directors                    238          0        1       0        239

Retirement of Class A Units          (94)         0        0       0        (94)

Distributions to partners
    ($0.87 per Class A and
    Class B Unit)                 (1,838)    (1,334)     (32)      0     (3,204)

Net income                         2,254      1,617       39       0      3,910


Balance, December 31, 1995        17,789      7,924      257    (269)    25,701

Exercise of Class A Unit
    options by employees
    and directors                    139          0        2       0        141

Conversion of Class B Units        6,691     (6,691)       0       0          0

Distributions to partners
    ($0.415 per Class A and
    Class B Unit)                 (1,445)       (85)     (15)      0     (1,545)

Net (loss)                          (150)        (7)      (2)      0       (159)


Balance, December 29, 1996       $23,024     $1,141     $242   $(269)   $24,138


          See accompanying notes to consolidated financial statements.


                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED DECEMBER 29, 1996, DECEMBER 31, 1995, AND DECEMBER 25, 1994
                 (In thousands, except supplemental information)

                                                       1996      1995      1994
Cash Flows from Operating Activities
   Net income/(loss)                                  $(159)   $3,910    $3,731
   Adjustments to reconcile net income/(loss)to net
   cash provided by operating activities
      Depreciation and amortization                   3,950     3,769     4,352
      Provision for doubtful accounts                   327       459       804
      Provision for deferred income taxes             2,646       500       244
      (Gain) on sales of property and equipment         (21)     (256)      (16)
      (Gain) on extinguishment of debt                    0         0      (200)
      (Gain) on sales of convenience store           (1,778)     (791)     (829)
   operations
      Minority interest in net income of                 32        42        41
   subsidiaries
   Changes in operating assets and liabilities
      (Increase) in trade receivables                (1,190)   (1,807)   (2,018)
      Decrease in notes receivable                      540       733        80
      Decrease in receivables from affiliated company    16        15        24
         (Increase)/decrease in inventories          (1,229)       86     2,211
      (Increase)/decrease in prepaid expenses and
          other current assets                          (10)       (8)      156
      Decrease in claims for reimbursement of
          environmental remediation cost                217       314       192
      Increase/(decrease) in accounts payable         1,120      (150)    1,137
      Increase in money orders payable                1,891     1,656       832
      Increase/(decrease) in accrued expenses
          and other liabilities                        (794)   (2,429)      353
Net cash provided by operating activities             5,558     6,043    11,094

Cash Flows from Investing Activities
   Purchases of property and equipment               (9,517)   (4,762)   (3,772)
   Proceeds from sales of property and equipment         98       314        44
   Investments in joint ventures and other entities       0    (1,350)        0
   (Increase) in other assets                          (332)     (687)     (787)
Net cash (used in) investing activities              (9,751)   (6,485)   (4,515)


Cash Flows from Financing Activities
   Borrowings/(payments) on revolving
        credit line, net                              2,820     4,003    (7,116)
   Proceeds from long-term debt                       4,000         0    12,161
   Payments on long-term debt                        (2,033)   (4,178)  (13,576)
   Borrowings under capital lease obligations         1,923     1,076     1,560
   Payments on capital lease obligations               (975)     (694)     (115)
   Proceeds from exercise of unit options               141       145        53
   Distributions to unitholders                      (1,545)   (3,204)   (1,337)
Net cash provided by/(used in) financing activities   4,331    (2,852)   (8,370)

Net increase/(decrease) in cash and cash equivalents    138    (3,294)   (1,791)
Cash and cash equivalents at beginning of year        8,106    11,400    13,191
Cash and cash equivalents at end of year             $8,244    $8,106   $11,400


Supplemental Disclosure of Cash Flow Information

     Cash paid for interest during 1996, 1995, and 1994 was $1,097,000, $1,394,000, and $1,283,000, respectively. Purchases of property and equipment in 1996 include $80,000 of capitalized interest.

Supplemental Schedule of Noncash Investing and Financing Activities

     During 1996, the Company acquired fixed assets of $200,000 in exchange for notes payable.

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


                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          DECEMBER 29, 1996, DECEMBER 31, 1995, AND DECEMBER 25, 1994


1.  Basis of Presentation

(a) Organization of Company

     FFP Partners, L.P. ("FFPLP"), through its subsidiaries, owns and operates retail convenience stores, truck stops, and self-service motor fuel outlets over an eleven state area. It also operates check cashing booths and conducts a wholesale motor fuel business, both primarily in Texas. FFPLP, a Delaware limited partnership, was formed in December 1986 and commenced operations in May 1987. FFP Partners Management Company, Inc. ("FFPMC" or the "General Partner"), serves as the general partner of FFPLP. FFPMC, or a subsidiary, also serves as the general partner of FFPLP's subsidiary partnerships. References in these notes to the "Company" include FFPLP and its subsidiaries.

     The Company owns and conducts its operations through the following subsidiaries:
                                                       Principal         Percent
            Entity                Date Formed          Activity           Owned
FFP Operating Partners, L.P.,   December 1986    Operation of convenience    99%
   a Delaware limited                               stores and other
   partnership                                      retail outlets
Direct Fuels, L.P., a Texas     December 1988    Operation of fuel           99%
   limited partnership                              terminal and
                                                    wholesale fuel sales
FFP Financial Services, L.P.,   September 1990   Operation of check          99%
   a Delaware limited                               cashing booths
   partnership
Practical Tank Management,      September 1993   Underground storage tank   100%
   Inc., a Texas corporation                        monitoring
FFP Transportation, L.L.C., a   September 1994   Ownership of tank          100%
   Texas limited liability                          trailers leased to
   company                                          independent trucking
                                                    company
FFP Money Order Company, Inc.,  December 1996    Sale of money orders       100%
   a Nevada corporation                             through agents

(b) Consolidation

     All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The minority interest in the net income or loss of subsidiaries which are not wholly-owned by FFPLP is included in general and administrative expenses.


2.  Significant Accounting Policies

(a) Fiscal Years

     The Company prepares its financial statements and reports its results of operations on the basis of a fiscal year which ends on the last Sunday of December. Accordingly, the fiscal years ended December 29, 1996, and December 25, 1994, consisted of 52 weeks, while the year ended December 31, 1995, consisted of 53 weeks. Year end data in these notes is as of the respective dates above.

(b) Cash Equivalents

     The Company considers all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents.

(c)  Notes Receivable

     Notes receivable are recorded at the amount owed, less a related allowance for impairment. The provisions of Statement of Financial Accounting Standard ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," have been applied in the evaluation of the collectibility of notes receivable. At year end 1996 and 1995, no notes receivable were determined to be impaired.

(d) Inventories

     Inventories consist of retail convenience store merchandise and motor fuel products. Merchandise inventories are stated at the lower of cost or market as determined by the retail method. Motor fuel inventories are stated at the lower of cost or market using the first-in, first-out ("FIFO") inventory method.

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

(h) Sales of Convenience Store Operations

     The Company sold the merchandise operations and related inventories of certain convenience store locations to various third parties in exchange for cash and notes receivable. The notes receivable generally are for terms of five years, require monthly payments of principal and interest, and bear interest at rates ranging from 8% to 10%. Summary information about these sales is as follows:

                                                                Gains
                                                        -----------------------
             Number              Notes        Total                   Deferred
              Sold      Cash     Receivable  Proceeds  Recognized  (at year-end)
                           (In thousands, except number sold)
  1996          18       $816     $1,561     $2,377     $1,778         $250
  1995          10        357        543        900        791          200
  1994          15        778      1,056      1,834        829          400

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

     Under  these  sales,  the  Company  retains  the real  estate or  leasehold interests, and leases or subleases the store facilities (including the store equipment) to the purchaser under five-year renewable operating lease agreements. The Company retains ownership of the motor fuel operations and pays the purchaser of the store commissions based on motor fuel sales. In addition, the new store operators may purchase merchandise under the Company's established buying arrangements.

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

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, Environmental Remediation Liabilities. SOP 96-1, which will be adopted by the Company at the beginning of its 1997 fiscal year, requires, among other things, environmental remediation liabilities to be accrued when the criteria of SFAS No. 5, "Accounting for Contingencies," have been met. The SOP also provides guidance with respect to the measurement of remediation liabilities. Such accounting is consistent with the Company's current method of accounting for environmental remediation costs, and therefore, adoption of SOP 96-1 in 1997 is not expected to have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

(j) Motor Fuel Taxes

     Motor fuel revenues and related cost of motor fuel include federal and state excise taxes of $105,718,000, $103,478,000, and $103,117,000, for 1996,
1995, and 1994, respectively.

(k) Exchanges

     The exchange method of accounting is utilized for motor fuel exchange transactions. Under this method, such transactions are considered as exchanges of assets with deliveries being offset against receipts, or vice versa. Exchange balances due from others are valued at current replacement costs. Exchange balances due to others are valued at the cost of forward contracts (Note 11) to the extent they have been entered into, with any remaining balance valued at current replacement cost. Exchange balances due to others at year end 1996 and 1995 were $4,000 and $-0-, respectively.

(l) Income Taxes

     Taxable income or loss of the Company is includable in the income tax returns of the individual partners; therefore, no provision for income taxes has been made in the accompanying consolidated financial statements, except for applying the provisions of SFAS No. 109 "Accounting for Income Taxes," which was adopted in fiscal 1993.

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

     The carrying amount of long-term debt approximates fair value due to the variable interest rate on substantially all such obligations.

(n)  Units Issued and Outstanding

     Units outstanding at year end 1996 and 1995 were as follows:

                                          1996           1995
         Class A Units                 3,529,205      2,137,076
         Class B Units                   175,000      1,533,522

     The Company's Class A Units are traded on the American Stock Exchange. The Class B Units, which are not registered and are not traded on the American Stock Exchange, are held by an entity affiliated with the General Partner.

     During 1996, 1,358,522 Class B Units primarily held by affiliates of the General Partner were converted to Class A Units, in accordance with the Partnership Agreement. The remaining Class B Units may be converted into Class A Units on a one-for-one basis at the option of the unitholder. The Class A Units and Class B Units have identical rights with respect to cash distributions and to voting on matters brought before the partners.

     During 1990, the Company acquired 13,300 Class A Units and 51,478 Class B Units which are being held in the treasury at cost.

(o) Income/(Loss) per Unit

     The Partnership Agreement provides that net income or loss is to be allocated (i) 99% to the limited partners and 1% to the General Partner and (ii) among the limited partners based on the number of units held. Accordingly, income/(loss) per unit is calculated by dividing 99% of the appropriate income statement caption by the weighted average number of Class A and Class B Units outstanding for the year. No effect has been given to the unit purchase rights and options outstanding under the unit option plans (Note 9) since the effect would be immaterial or anti-dilutive.

(p) Cash Distributions to Partners

     Distributions to partners represent a return of capital and are allocated pro rata to the General Partner and holders of both the Class A and Class B Units.

(q) Employee Benefit Plan

     The Company has a 401(k) profit sharing plan covering all employees who meet age and tenure requirements. Participants may contribute to the plan a portion, within specified limits, of their compensation under a salary reduction arrangement. The Company may make discretionary matching or additional contributions to the plan. The Company did not make any contributions to the plan in 1996, 1995, or 1994.

(r)  Use of Estimates

     The use of estimates is required to prepare the Company's consolidated financial statements in conformity with generally accepted accounting principles. Although management believes that such estimates are reasonable, actual results could differ from the estimates.

(s)  Unit Option Plan

     The Company accounts for its unit option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded only if the current market price of the underlying unit on the date of grant of the option exceeded the exercise price of the option. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to (i) recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant or (ii) continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and earnings per share disclosures for employee option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected the second alternative (see Note 9).

(t)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The initial adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations, or liquidity.


3.  Property and Equipment

     Property and equipment consists of the following:

                                                         1996      1995
                                                         (In thousands)
        Land                                            $4,703    $4,319
        Land improvements                                2,698     2,627
        Buildings and improvements                      26,509    24,515
        Machinery and equipment                         35,450    31,302
        Construction in progress                         2,821         0
                                                        72,181    62,763

        Accumulated depreciation and amortization      (34,157)  (30,891)
                                                       $38,024   $31,872

4.  Other Assets

     Other assets consist of the following:

                                                       1996      1995
                                                       (In thousands)
    Intangible Assets (Note 2g)
       Ground leases                                  $1,093    $1,093
       Goodwill                                        2,040     2,020
       Other                                           2,295     1,984
                                                       5,428     5,097
       Accumulated amortization                       (2,375)   (2,056)
                                                       3,053     3,041
    Investments in joint ventures and other entities   1,293     1,350
    Other                                                263       348
                                                      $4,609    $4,739


     In December 1995, the Company advanced $1,200,000 to a company which granted the Company a security interest in certain loans that are secured by convenience stores located in areas where the Company currently has operations. These loans will be liquidated through collection or through the acquisition of the stores by the Company through foreclosure proceedings.


5.  Notes Payable and Long-Term Debt

     The Company has a Credit Agreement with a bank that provides a $10,000,000 revolving credit line for working capital purposes. The revolving credit line bears interest at the bank's prime rate (8.25% at year end 1996) and matures on April 30, 1998. The Credit Agreement requires that the balance outstanding (excluding letters of credit) under the revolving credit line not exceed $1,500,000 for three consecutive calendar days in each quarter. At year end 1996 and 1995, there was $6,823,000 and $4,003,000, respectively, due on the revolving credit line and there were outstanding letters of credit totaling $625,000 at each year end.

     The Credit Agreement also provides two term loans. One such loan had a balance at year end 1996 of $5,625,000, bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.75 percent, requires quarterly payments of interest plus principal of $312,500, and matures on March 31, 2001. The other term loan had a balance of $3,000,000 at year end 1996, bears interest at LIBOR plus 1.75 percent, requires quarterly payments of interest plus principal of $75,000 in June, September, and December 1997, and March 1998, principal of $125,000 in each of the next 16 quarters, and principal of $175,000 in the subsequent four quarters, and matures on March 31, 2003. (Through December 31, 1996, both of these loans bore interest at the bank's prime rate.)

     All loans are secured by the Company's accounts receivable and inventory. In addition the Company has provided a negative pledge of all its fixed assets and real property and the bank has the right to require a positive pledge of such assets at any time. The loans are guaranteed by the General Partner and its subsidiary. The Credit Agreement also contains various restrictive covenants including restrictions on borrowing from persons other than the bank, making investments in, advances to, or guaranteeing the obligations of other persons, maintaining specified levels of equity, restrictions on distributions to unitholders and on the amount of capital expenditures, and the maintenance of certain financial ratios. At year end 1996, the Company was not in compliance with certain financial ratios and covenants in the Credit Agreement. The bank has waived compliance with these ratios or amended the Credit Agreement with respect to these items.

     The Company has other notes payable which bear interest at 6% to 10% and are due in monthly or annual installments through 2012. Such notes are unsecured or secured by receivables or land and had aggregate balances of $603,000 and $622,000 at year end 1996 and 1995, respectively.

     The aggregate fixed maturities of long-term debt for each of the five years subsequent to 1996 are as follows:

                                         (In thousands)
          1997                               $1,587
          1998                                1,764
          1999                                1,929
          2000                                1,810
          2001                                1,180
          Thereafter                          1,082
                                             $9,352

     In February 1994, the Company refinanced its then existing bank debt. In connection with this refinancing, the Company received a discount of $200,000 for the early retirement of the existing debt. This discount is reflected as an extraordinary item in the accompanying 1994 consolidated statement of operations.


     6. Capital  Leases

     The Company is obligated under noncancelable capital leases beginning to expire in 1997. The gross amount of the assets covered by these capital leases that are included in property and equipment in the accompanying consolidated balance sheets is as follows:

                                                  1996      1995
                                                   (In thousands)
        Machinery and equipment                  $2,412    $2,636
        Accumulated amortization                   (798)     (425)
                                                 $1,614    $2,211


     The  amortization  of assets  held  under  capital  leases is  included  in depreciation and amortization expense in the accompanying consolidated statements of operations. Future minimum lease payments under the noncancelable capital leases for years subsequent to 1996 are:


                                                         (In thousands)
    1997                                                      $1,332
    1998                                                         561
    1999                                                         440
    2000                                                         395
    2001                                                         527
    Thereafter                                                    80
    Total minimum lease payments                                3,335

      Amount representing interest                              (560)
   Present value of future minimum lease payments              2,775
      Current installments                                    (1,122)
   Obligations under capital leases, excluding current        $1,653
     installments


7.  Operating Leases

     The Company has noncancelable, long-term operating leases on certain locations, a significant portion of which are with related parties. Certain of the leases have contingent rentals based on sales levels of the locations and/or have escalation clauses tied to the consumer price index. Minimum future rental payments (including bargain renewal periods) and sublease receipts for years after 1996 are as follows:

                             Future Rental Payments      Future
                       Related                          Sublease
                       Parties     Others      Total    Receipts

                                       (In thousands)
      1997                $712      $597    $1,309     $1,031
      1998                 657       541     1,198        952
      1999                 657       499     1,156        841
      2000                 657       453     1,110        549
      2001                 657       369     1,026        200
      Thereafter         1,977     1,116     3,093         41
                        $5,317    $3,575    $8,892     $3,614

     Total rental expense and sublease income were as follows:

                             Rent Expense
                      Related                      Sublease
                      Parties   Others    Total     Income
                                  (In thousands)
      1996              $727      $742    $1,469    $1,154
      1995               849       735     1,584       843
      1994               842       912     1,754       592

8.  Accrued Expenses

     Accrued expenses consist of the following:

                                                         1996      1995
                                                          (In thousands)
Motor fuel taxes payable                                 $5,726    $6,599
Accrued payroll and related expenses                        818     1,349
Accrued environmental remediation costs (Note 13b)            0       322
Other                                                     2,234     1,624
                                                         $8,778    $9,894


9.  Nonqualifying Unit Option Plan and Unit Purchase Rights

     The Company has a Nonqualifying Unit Option Plan and a Nonqualifying Unit Option Plan for Nonexecutive Employees that authorize the grant of options to purchase up to 450,000 and 100,000 Class A Units of the Company, respectively.

     Following is a summary of activity under the stock option plans:

                                               Class A      Price      Weighted
                                                Units       Range      Average
Options outstanding, December 26, 1993         309,932   $2.00-3.75      $3.55

Options granted during year                     10,000      3.88          3.88
    Options expired or terminated during year   (8,666)     3.75          3.75
    Options exercised during year              (17,336)   2.00 - 3.75     3.04
Options outstanding, December 25, 1994         293,930    2.00 - 3.88     3.59

    Options granted during year                 50,000    6.00 - 7.00     6.50
    Options expired or terminated during year   (6,999)     3.75          3.75
    Options exercised during year              (76,267)   2.00 - 3.88     3.11
Options outstanding, December 31, 1995         260,664    3.75 - 7.00     4.28

    Options granted during year                      0
    Options expired or terminated during year   (1,333)     3.75          3.75
    Options exercised during year              (37,332)     3.75          3.75
Options outstanding, December 29, 1996         221,999    3.75 - 7.00     3.70

Options exercisable, December 29, 1996         185,333    3.75 - 3.88     4.00


     The exercise price of each option granted under the plans is determined by the Board of Directors, but may not be less than the fair market value of the underlying units on the date of grant. The exercise prices of the options outstanding at year end 1996 are:


                 Exercise                     Options
                  Price                     Outstanding
                  $3.750                      165,333
                  $3.875                        6,666
                  $6.000                       25,000
                  $7.000                       25,000
                                              221,999

     At year end 1996, the weighted-average remaining contractual life of outstanding options was 6.31 years.

     All options outstanding at year end 1996 are exercisable with respect to one-third of the units covered thereby on each of the anniversary dates of their grants and expire ten years from the date of grant. In the event of a change in control of the Company, any unexercisable portion of the options will become immediately exercisable.

     The Company applies APB Opinion No. 25 in accounting for its unit option plans; accordingly, no compensation cost related to the plans has been recognized in the financial statements. Had the Company determined compensation cost at the date of grant for its unit options based on the fair value of the options under SFAS No. 123, the Company's 1996, 1995, and 1994 net income/(loss) would not have differed materially from the amounts reported.

     In August 1989, the Company entered into a Rights Agreement and distributed to its unitholders rights to purchase Rights Units (substantially equivalent to a Class A Unit) under certain circumstances. Initially the Rights were attached to all unit certificates representing units then outstanding and no separate Rights Certificates were distributed. Under the Rights Agreement, the Rights were to separate from the Units and be distributed to Unitholders following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") had acquired, or obtained a right to acquire, beneficial ownership of 20% or more of the Partnership's Class A Units or all classes of outstanding Units. On August 8, 1994, a group of Unitholders announced that they had an informal understanding that they would vote their Units together as a block. The agreement related to units constituting approximately 25% of the Class A Units then outstanding. Therefore, the Rights became exercisable on October 7, 1994, the record date for the issuance of the Rights Certificates (the "Distribution Date").

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


10.  Income Taxes

     As discussed in Note 2(l), the Company adopted the provisions of SFAS No. 109 as of the beginning of its 1993 fiscal year. Noncash charges of $2,646,000, $500,000, and $244,000 were recorded in 1996, 1995, and 1994, respectively, to record deferred income tax expense.

     In August 1996, Congress passed legislation clarifying that certain buildings used in connection with the retail sale of motor fuel qualified for a substantially shorter depreciable life for tax purposes than was being utilized by the Company. In January 1997, the Internal Revenue Service issued a notice explaining how the tax deduction related to the change in the depreciable lives on these assets should be determined. As a result, the Company will take a 1996 tax deduction for the difference between the tax depreciation previously recorded and the depreciation available using the shorter life and has recognized an additional deferred income tax provision of $2,089,000 in the fourth quarter 1996 related to this timing difference. The current tax benefit of this deduction will be allocated to the Company's unitholders.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at year end 1996 and 1995, are presented below. Those temporary differences which are expected to reverse prior to the Company's being treated as a corporation for tax purposes (fiscal year
1998) have been excluded.

                                                1996       1995
                                                 (In thousands)
     Deferred tax liabilities:
       Property and equipment, principally
         due to basis differences and
         differences in depreciation          $(2,950)     $(845)
       Other                                     (831)      (290)
                                              $(3,781)   $(1,135)


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

                                 (In thousands)
            1996                      $243
            1995                        87
            1994                     1,069

     Open positions under futures and forward contracts were not significant at year end 1996 and 1995.


12.  Related Party Transactions

     The Company reimburses the General Partner and its affiliates for salaries and related costs of executive officers and others and for expenses incurred by them in connection with the management of the Company. These expenses were $745,000, $727,000, and $733,000 for 1996, 1995, and 1994, respectively.

     In July 1991, the Company entered into an agreement with an affiliated company whereby the affiliated company sells alcoholic beverages at the Company's stores in Texas. Under Texas law, the Company is not permitted to hold licenses to sell alcoholic beverages in Texas. The agreement provides that the Company will receive rent and a management fee based on the gross receipts from sales of alcoholic beverages at its stores. In July 1992, the agreement was amended to be for a term of five years commencing on the date of amendment. The sales recorded by the affiliated company under this agreement were $8,240,000, $9,116,000, and $9,180,000 in 1996, 1995, and 1994, respectively. The Company received  $1,265,000,  $1,217,000,  and  $1,226,000  in 1996,  1995,  and  1994,
respectively, in rent, management fees, and interest, which are included in miscellaneous revenues in the consolidated statements of operations. After deducting cost of sales and other expenses related to these sales, including the amounts paid to the Company, the affiliated company had earnings of $82,000, $91,000, and $119,000 in 1996, 1995, and 1994, respectively, as a result of holding these alcoholic beverage permits. Under a revolving note executed in connection with this agreement, the Company advances funds to the affiliated company to pay for the purchases of alcoholic beverages. Receipts from the sales of such beverages are credited against the note balance. The revolving note provides for interest at 1/2% above the prime rate charged by a major financial institution.

     From time to time, the General Partner may advance funds to the Company. Under the Partnership Agreement, the General Partner is permitted to charge interest on such advances provided the interest rate does not exceed rates which would be charged by unrelated third parties. There were no advances owing to the General Partner during or at the year ends of 1996, 1995, and 1994.

     The General Partner is entitled to noncumulative, incentive compensation each year in an amount equal to 10% of the net income of the Company for such year (prior to the calculation of the incentive compensation), but only if net income (prior to the calculation of the incentive compensation) equals or exceeds $1.08 per unit and only if the total of the quarterly cash distributions for such year are at least $1.50 per unit. The incentive compensation requirements were not met in 1996, 1995, or 1994.

     The Company purchases certain goods and services (including office supplies, computer software and consulting services, and fuel supply consulting and procurement services) from related entities. Amounts incurred for these products and services were $359,000, $421,000, and $147,000, for 1996, 1995, and
1994, respectively.

     As a part of its merchandise sales activities, the Company supplies its private label cigarettes on a wholesale basis to other retailers who do not operate outlets in its trade areas and pays them rebates based on the volume of cigarettes purchased. In 1996 and 1995, the Company paid $14,000 and $51,000 of such rebates to a company on whose Board one of the Company's executive officers serves. The amount of rebates paid to this company was calculated in the same manner as the rebates paid to non-related companies.

     In 1980 and 1982, certain companies from which the Company acquired its initial base of retail outlets granted to a third party the right to sell motor fuel at retail for a period of 10 years at self-serve gasoline stations owned or leased by the affiliated companies or their affiliates. All rights to commissions under these agreements and the right to sell motor fuel at wholesale to the third party at such locations were assigned to the Company in May 1987 in connection with the acquisition of its initial base of retail operations. In December 1990, in connection with the expiration or termination of the agreements with the third party, the Company entered into agreements with a company owned and controlled by the Chairman of the General Partner and members of his immediate family, which grant to the Company the exclusive right to sell motor fuel at retail at these locations. The terms of these agreements are comparable to agreements that the Company has with other unrelated parties. The Company paid this affiliated company commissions related to the sale of motor fuel at these locations of $277,000, $261,000, and $222,000 in 1996, 1995, and
1994, respectively.

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

     During 1996, the Company charged to expense $611,000 to reimburse various related companies for legal fees that benefited the Company. Of this amount, the Company paid $225,000 during 1996; the remaining $386,000 owed at year end is included in accrued liabilities in the accompanying consolidated balance sheets.


13.  Commitments and Contingencies

(a) Uninsured Liabilities

     The  Company  maintains   general  liability   insurance  with  limits  and
deductibles management believes prudent in light of the exposure of the Company to loss and the cost of the insurance.

     The Company self-insures claims up to $45,000 per year for each individual covered by its employee medical benefit plan for supervisory and administrative employees; claims above $45,000 are covered by a stop-loss insurance policy. The Company also self-insures medical claims for its eligible store employees. However, claims under the plan for store employees are subject to a $1,000,000 lifetime limit per employee and the Company does not maintain stop-loss coverage for these claims. The Company and its covered employees contribute to pay the self-insured claims and stop-loss insurance premiums. Accrued liabilities include amounts management believes adequate to cover the estimated claims arising prior to a year-end, including claims incurred but not yet reported. The Company recorded expense related to these plans of $271,000, $353,000, and $288,000 in 1996, 1995, and 1994, respectively.

     The Company is covered for worker's compensation in all states through incurred loss retrospective policies. Accruals for estimated claims (including claims incurred but not reported) have been recorded at year end 1996 and 1995, including the effects of any retroactive premium adjustments.

(b) Environmental Matters

     The operations of the Company are subject to a number of federal, state, and local environmental laws and regulations, which govern the storage and sale of motor fuels, including those regulating underground storage tanks. In September 1988, the Environmental Protection Agency ("EPA") issued regulations that require all newly installed underground storage tanks be protected from corrosion, be equipped with devices to prevent spills and overfills, and have a leak detection method that meets certain minimum requirements. The effective commencement date for newly installed tanks was December 22, 1988. Underground storage tanks in place prior to December 22, 1988, must conform to the new standards by December 1998. The Company has implemented a plan to bring all of its existing underground storage tanks and related equipment into compliance with these laws and regulations and currently estimates the costs to do so will range from $1,837,000 to $2,245,000 over the next two years. The Company anticipates that substantially all these expenditures will be capitalized as additions to property and equipment. Such estimates are based upon current regulations, prior experience, assumptions as to the number of underground storage tanks to be upgraded, and certain other matters. At year end 1996 and 1995, the Company recorded liabilities for future estimated environmental remediation costs related to known leaking underground storage tanks of
$643,000. Of such amounts, $-0- and $322,000, respectively, were recorded in accrued expenses and the remainder was recorded in other liabilities. Corresponding claims for reimbursement of environmental remediation costs of $643,000 were recorded in 1996 and 1995, as the Company expects that such costs will be reimbursed by various environmental agencies. In 1995, the Company contracted with a third party to perform site assessments and remediation activities on 35 sites located in Texas that are known or thought to have leaking underground storage tanks. Under the contract, the third party will coordinate with the state regulatory authority the work to be performed and bill the state directly for such work. The Company is liable for the $10,000 per occurrence deductible and for any costs in excess of the $1,000,000 limit provided for by the state environmental trust fund. The Company does not expect that the costs of remediation of any of these 35 sites will exceed the $1,000,000 limit. The assumptions on which the foregoing estimates are based may change and unanticipated events and circumstances may occur which may cause the actual cost of complying with the above requirements to vary significantly from these estimates.

     During 1996, 1995, and 1994, environmental expenditures were $2,019,000, $1,003,000, and $934,000, respectively (including capital expenditures of $1,456,000, $644,000, and $820,000), in complying with environmental laws and regulations.

     The Company does not maintain insurance covering losses associated with environmental contamination. However, all the states in which the Company owns or operates underground storage tanks have state operated funds which reimburse the Company for certain cleanup costs and liabilities incurred as a result of leaks in underground storage tanks. These funds, which essentially provide insurance coverage for certain environmental liabilities, are funded by taxes on underground storage tanks or on motor fuels purchased within each respective state. The coverages afforded by each state vary but generally provide up to $1,000,000 for the cleanup of environmental contamination and most provide coverage for third-party liability as well. The funds require the Company to pay deductibles ranging from $5,000 to $25,000 per occurrence. The majority of the Company's environmental contamination cleanup activities relate to underground storage tanks located in Texas. Due to an increase in claims throughout the state, the Texas state environmental trust fund has significantly delayed reimbursement payments for certain cleanup costs after September 30, 1992. In 1993, the Texas state fund issued guidelines that, among other things, prioritize the timing of future reimbursements based upon the total number of tanks operated by and the financial net worth of each applicant. The Company has been classified in the category with the lowest priority. Because the state and federal governments have the right, by law, to levy additional fees on fuel purchases, the Company believes these clean up costs will ultimately be reimbursed. However, due to the uncertainty of the timing of the receipt of the reimbursements, the claims for reimbursement of environmental remediation costs, totaling $1,038,000 and $1,255,000 at year end 1996 and 1995, respectively, have been classified as long-term receivables in the accompanying consolidated balance sheets.

(c) Other

     The Company is subject to various claims and litigation arising in the ordinary course of business, particularly personal injury and employment related claims. In the opinion of management, the outcome of such matters will not have a material effect on the consolidated financial position or results of operations of the Company.


14. Quarterly Operating Results (Unaudited)

     Quarterly results of operations for 1996, 1995, and 1994, were as follows:

                             First    Second     Third    Fourth      Full
                            Quarter   Quarter   Quarter   Quarter     Year
                                   (In thousands, except per unit data)
1996
Total revenues               $94,391  $105,092   $94,298   $96,371   $390,152
Total margin                  10,989    13,473    11,407    10,383     46,252
Net income/(loss)               (169)    2,030       564    (2,584)      (159)
Net income/(loss) per unit    $(0.05)    $0.55     $0.15    $(0.69)    $(0.04)

1995
Total revenues               $84,413   $97,623   $93,716   $94,293   $370,045
Total margin                  10,970    12,521    13,963    12,192     49,646
Net income                       154     1,172     2,071       513      3,910
Net income per unit            $0.04     $0.32     $0.56     $0.15      $1.07

1994
Total revenues               $83,825   $87,760   $96,771   $87,157   $355,513
Total margin                  10,998    11,987    13,899    13,025     49,909
Income/(loss) -
   Before extraordinary
      item                      (486)      517     2,473     1,027      3,531
    Gain on extinguishment
      of debt                    200         0         0         0        200
   Net income/(loss)            (286)      517     2,473     1,027      3,731
Income/(loss) per unit -
   Before extraordinary
      item                    $(0.13)    $0.14     $0.68     $0.28      $0.97
   Net income/(loss)           (0.08)     0.14      0.68      0.28       1.03



                                                                     Schedule II

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                                 (In thousands)

                                           Year Ended December 29, 1996
                                    Balance   Additions                 Balance
                                       at     Charged to                 at
                                    Beginning Costs and    Deductions    End
            Description             of Period  Expenses   (describe)  of Period
Allowances for doubtful accounts
    Trade receivables                 $1,045       $327      $489 (a)    $883


                                           Year Ended December 31, 1995
                                    Balance   Additions                 Balance
                                       at     Charged to                 at
                                    Beginning Costs and  Deductions     End
            Description             of Period  Expenses  (describe)   of Period
Allowances for doubtful accounts
    Trade receivables                  $ 917       $459      $331 (a)  $1,045


                                           Year Ended December 25, 1994
                                    Balance   Additions                 Balance
                                       at     Charged to                  at
                                    Beginning Costs and  Deductions       End
            Description             of Period  Expenses  (describe)   of Period
Allowances for doubtful accounts
    Trade receivables                  $ 531       $804      $418 (a)    $917
    Noncurrent receivable from
        affiliated companies             447          0       447 (a)      0


(a)    Accounts charged-off, net of recoveries.