Form 10-Q
period 1997-03-30
FFP PARTNERS L P
filed 1997-05-16
CIK 811863

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q




           |X|Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended March 30, 1997, or

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







                             Class A Units 3,529,205
                              Class B Units 175,000
                (Number of units outstanding as of May 12, 1997)






                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                       March 30,    December 29,
                                                         1997           1996
                        ASSETS
Current Assets -
    Cash                                                  $8,453         $8,244
    Trade receivables                                     10,238         10,303
    Notes receivable                                         774            778
    Receivable from affiliated company                       409            420
    Inventories                                           12,032         12,489
    Prepaid expenses and other                               690            625
        Total Current Assets                              32,596         32,859

Property and equipment, net of accumulated
        depreciation                                      40,671         38,024
Noncurrent notes receivable, excluding current portion     2,056          2,069
Claims for reimbursement of environmental
        remediation costs                                  1,126          1,038
Other assets, net                                          4,170          4,609
        Total Assets                                     $80,619        $78,599


           LIABILITIES AND PARTNERS' EQUITY
Current Liabilities -
    Amount due under revolving credit line                $5,493         $6,823
    Current installments of long-term debt                 1,613          1,587
    Current installments of obligation under capital         868          1,122
      lease
    Accounts payable                                      15,557         14,150
    Money orders payable                                  10,083          7,809
    Accrued expenses                                       9,439          8,778
        Total Current Liabilities                         43,053         40,269

Long-term debt, excluding current installments             7,465          7,765
Obligation under capital lease, excluding
     current installments                                  2,333          1,653
Deferred income taxes                                      3,916          3,781
Other liabilities                                            976            993
        Total Liabilities                                 57,743         54,461

Partners' Equity, net of treasury units of $269 at
    March 30, 1997, and December 29, 1996                 22,876         24,138
        Total Liabilities and Partners' Equity           $80,619        $78,599

      See accompanying notes to condensed consolidated financial statements.



                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per unit data)
                                   (Unaudited)



                                                           Three Months Ended
                                                        March 30,     March 31,
                                                           1997          1996
Revenues -
    Motor fuel                                           $77,117        $77,456
    Merchandise                                           13,808         14,736
    Miscellaneous                                          1,757          2,199
        Total Revenues                                    92,682         94,391


Costs and Expenses -
    Cost of motor fuel                                    72,650         72,879
    Cost of merchandise                                   10,053         10,523
    Direct store expenses                                  6,950          7,094
    General and administrative expenses                    2,745          2,724
    Depreciation and amortization                          1,121            886
        Total Costs and Expenses                          93,519         94,106


Operating Income/(Loss)                                     (837)           285
    Interest expense                                         291            320

Income/(Loss) Before Income Taxes                         (1,128)           (35)

    Deferred income tax expense                              134            134

Net Income/(Loss)                                        $(1,262)         $(169)

Income/(Loss) allocated to -
    Limited partners                                     $(1,249)         $(167)
    General partner                                          (13)            (2)

Net income/(loss) per Class A and Class B Unit            $(0.34)        $(0.05)

Distributions declared per Class A and Class B Unit       $0.000         $0.205

Weighted average number of Class A and Class B
    Units outstanding                                      3,704          3,671




     See accompanying notes to condensed consolidated financial statements.




                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                          Three Months Ended
                                                        March 30,     March 31,
                                                          1997           1996
Cash Flows from Operating Activities -
    Net income/(loss)                                    $(1,262)         $(169)
    Adjustments to reconcile net income to cash
        provided/(used) by operating activities -
           Depreciation and amortization                   1,121            886
           Deferred income tax expense                       134            134
           Net change in operating assets and              5,030         (1,201)
             liabilities
    Net cash provided/(used) by operating activities       5,023           (350)


Cash Flows from Investing Activities -
    Additions of property and equipment, net              (3,636)          (664)
    Net cash (used) by investing activities               (3,636)          (664)


Cash Flows from Financing Activities -
    Net borrowings/(repayments) under
        credit facilities                                (1,178)          1,806
    Proceeds from exercise of unit options                    0              33
    Distributions to unitholders                              0            (761)
    Net cash provided/(used) by financing activities     (1,178)          1,078


Net Increase/(Decrease) in Cash                              209             64

Cash at beginning of period                                8,244          8,106


Cash at end of period                                     $8,453         $8,170



     See accompanying notes to condensed consolidated financial statements.



                      FFP PARTNERS, L.P., AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 30, 1997
                                   (Unaudited)


1.  Basis of Presentation

     The condensed consolidated financial statements include the assets, liabilities, and results of operations of FFP Partners, L.P., and its 99%-owned subsidiaries, FFP Operating Partners, L.P., Direct Fuels, L.P., and FFP Financial Services, L.P., and its 100%-owned subsidiaries, Practical Tank Management, Inc., FFP Transportation, L.L.C., and FFP Money Order Company, Inc., collectively referred to as the "Company."

     The consolidated balance sheet as of March 30, 1997, and the consolidated income statements and condensed consolidated statements of cash flows for the three month periods ended March 30, 1997, and March 31, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position as of March 30, 1997, and the results of operations and cash flows for the three month periods ended March 30, 1997, and March 31, 1996, have been made. Interim operating results are not necessarily indicative of results for the entire year.

     The notes to the consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 29, 1996, include accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the three months ended March 30, 1997.


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




                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations for First Quarter 1997 (three months ended March 30, 1997)
    compared with First Quarter 1996 (three months ended March 31, 1996)

     The $339,000 (0.4%) decline in the Company's motor fuel revenues for the first quarter resulted from a 1.3% decline in retail fuel volume (in gallons) and a 27.5% decline in wholesale fuel volumes. The retail volume decline was accompanied by a modest increase to 8.1 cents per gallon (from 7.9 cents) in the retail fuel margin. Although the Company's retail fuel margin increased in the 1997 quarter, it was still below the 9.9 cents per gallon the Company has averaged over the last five fiscal years. The decline in wholesale fuel sales was due to the absence in 1997 of a large volume of lower margin sales to a customer that purchases from the Company from time to time. The net effect of the per gallon margin increases was offset by the significant wholesale volume decline such that the gross profit on motor fuel declined by $110,000 (2.4%) for the quarter.

     The decline in merchandise sales of $928,000 (6.3%) resulted from the operation of an average of 9.5 (7.0%) fewer convenience stores and truck stops during the 1997 quarter as compared to the 1996 period. The decline in store count resulted from the sale of the merchandise operations of certain convenience stores throughout 1996. Such sales are the continuation of the Company's program to sell the merchandise operations at stores that it believes will contribute more to the profitability of the Company when operated by independent operators. The loss of sales due to the fewer number of outlets was offset to some extent by increases in average weekly merchandise sales at convenience stores and truck stops of 2.3% and 3.9%, respectively. Although average weekly sales increased, the Company's merchandise margin declined to 27.2% from 28.6%. This decrease resulted from competitive pressures and increased merchandise shrink. In order to reverse this decline, management has taken steps to reposition its pricing strategy, particularly in coffee, fountain drinks, and cigarettes. The Company has also begun using limited audits by field supervisory personnel, in addition to its routine monthly inventory counts by an outside service, to increase the accountability of store personnel for control over shrink.

     Miscellaneous revenues declined $442,000 (20.1%) primarily due to the recognition of less gains on the sales of the merchandise operations of convenience stores during the 1997 quarter. In 1997, the Company completed one such sale as compared to six sales in the first quarter 1996.

     The decrease of $144,000 (2.0%) in direct store expenses is due to the fewer number of convenience stores and truck stops operated during the quarter, as discussed above, offset by increases in operating expenses, principally labor and related costs, commissions paid to independent operators of the Company's self-service fuel outlets, and repair and maintenance.

     General and administrative expenses increased $21,000 (0.8%) in the first quarter 1997 vs the 1996, as a result of modest increases in some categories of expenses offset by decreases in others.

     Depreciation and amortization increased $235,000 (26.5%) in the current quarter due to the increases in property and equipment that have occurred over the last couple of years, principally associated with complying with Environmental Protection Agency standards for underground storage tanks which are to be effective in December 1998. Depreciation expense will continue to grow as upgrades of additional underground storage tanks are completed and the Company's fuel terminal begins operating in the second quarter 1997 and the investment associated with it begins to be depreciated.

     The 9.1% reduction in interest expense resulted from lower debt levels during the 1997 quarter and to a reduction in the interest rate on the Company's floating rate debt. In early 1996 the Company's bank debt bore interest at its primary lender's prime rate. In late 1997, the Company modified its credit agreement to provide, among other things, for interest on its term debt at LIBOR plus 1.75%, which is generally a lower rate than prime.


Liquidity and Capital Resources

     The Company's working capital declined by $3,047,000 at the end of the first quarter from the amount at the prior year end. This decline is attributable to the net loss incurred by the Company during the quarter and purchases of property and equipment during the period.

     However, the Company is entering its typically strongest period of the year when revenues and cash flows generally increase. Consequently, although the Company has negative working capital, management believes that internally generated funds and the Company's traditional use of trade credit along with its bank line of credit, are such that operations can be conducted in a customary manner.


Forward-Looking Statements

     Certain of the statements made in this report are forward-looking statements that involve a number of risks and uncertainties. Statements that should generally be considered forward-looking include, but are not limited to, those that contain the words "estimate," "anticipate," "in the opinion of management," "believes," and similar phrases. Among the factors that could cause actual results to differ materially from the statements made are the following: general business conditions in the local markets served by the Company's convenience stores, truck stops, and other retail outlets, and its wholesale fuel markets; the weather in the local markets served by the Company; competitive factors such as changes in the locations, merchandise offered, or other aspects of competitors' operations; increases in the cost of fuel and merchandise sold or reductions in the gross profit realized from such sales; expense pressures relating to operating costs, including labor, repair and maintenance, and supplies; and, unanticipated general and administrative expenses, including costs of expansion or financing.



                        EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

               27                   Financial Data Schedule.




                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FFP PARTNERS, L.P.
                                        Registrant

Date:  May 16, 1997                     By:   /s/John H. Harvison
                                              ---------------------------------
                                              John H. Harvison
                                              Chairman and
                                              Chief Executive Officer

Date:  May 16, 1997                     By:   /s/Steven B. Hawkins
                                              ---------------------------------
                                              Steven B. Hawkins
                                              Vice President - Finance and
                                              Chief Financial Officer