Form 10-K/A
period 1996-12-29
FFP PARTNERS L P
filed 1997-05-19
CIK 811863

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1

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

          (3) Exhibits.

             3.1  Amended and Restated  Certificate of Limited  Partnership
                  of FFP Partners, L.P. [3.7]  {1}
             3.2  Amended and Restated  Certificate of Limited  Partnership
                  of FFP Operating Partners, L.P. [3.8] {1}
             4.1  Amended and Restated Agreement of Limited  Partnership of
                  FFP Partners,  L.P., dated May 21, 1987, as amended by
                  the First Amendment to Amended and Restated  Agreement
                  of Limited  Partnership  dated August 14, 1989, and by
                  the  Second   Amendment   to  Amended   and   Restated
                  Agreement  of  Limited   Partnership  dated  July  12,
                  1991.  {5}
             4.2  Amended and Restated Agreement of Limited  Partnership of
                  FFP Operating Partners, L.P. dated May 21, 1987.  {2}
             4.3  Rights  Agreement  dated as of August 14,  1989,  between the Company and NCNB Texas  National  Bank,  as Rights
                  Agent. [1]  {3}
            10.1  Nonqualified  Unit  Option  Plan  of FFP  Partners,  L.P.
                           [10.2]  {1}
            10.2  Form of Ground Lease with Affiliated  Companies.  [10.3]
                  {1}
            10.3  Form  of  Building  Lease  with   Affiliated   Companies.
                  [10.4]  {1}
            10.4  Form of Agreement  with  Product  Supply  Services,  Inc.
                  [10.5]  {1}
            10.5  Agreement of Limited  Partnership  of Direct Fuels,  L.P.
                  [10.6]  {4}
            10.6  Form  of  Employment   Agreement   between  FFP  Partners
                  Management   Company,   Inc.,  and  certain  executive
                  officers  dated April 23,  1989,  as amended  July 22,
                  1992. [10.9]  {5}
            10.7  Amended and  Restated  Credit  Agreement  between Bank of
                  America  Texas,  N.A.,  and  FFP  Operating  Partners,
                  L.P., dated November 27, 1996. {6}
            21.1  Subsidiaries of the Registrant.  {6}
            23.1  Consent of KPMG Peat Marwick LLP. {6}
            23.2  Consent of KPMG Peat Marwick LLP. {7}
            27    Financial data schedule. {6}
            99.1  Financial  statements of FFP Operating Partners,  L.P., a
                  99%-owned   subsidiary  of  the   Registrant.   {These
                  financial  statements are being filed as an exhibit to
                  facilitate     compliance     with    certain    state
                  environmental regulatory requirements.}  {7}
-----------------------
                   {1}  Included as the indicated exhibit in the Partnership's
                        Registration Statement on Form S-1 (Registration No.
                        33-12882) dated May 14, 1987, and incorporated herein by reference.
                   {2}  Included as the indicated  exhibit in the  Partnership's
                        Annual  Report on Form 10-K for the  fiscal  year  ended
                        December 27, 1987, and incorporated herein by reference.
                   {3}  Included as the indicated  exhibit in the  Partnership's registration  statement  on Form 8-A  dated as of August
                        29, 1989, and incorporated herein by reference.
                   {4}  Included as the indicated  exhibit in the  Partnership's
                        Current Report on Form 8-K, dated February 10, 1989, and incorporated herein by reference)
                   {5}  Included as the indicated  exhibit in the  Partnership's
                        Annual  Report on Form 10-K for the  fiscal  year  ended
                        December 27, 1992, and incorporated herein by reference.
                   {6}  Included as the indicated  exhibit in the  Partnership's
                        Annual  Report on Form 10-K for the  fiscal  year  ended
                        December 29, 1996, and incorporated herein by reference.
                   {7}  Included herewith.
        (b) No reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report on Form 10-K.



                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 19, 1997                FFP PARTNERS, L.P.
                                    (Registrant)

                                     By: FFP Partners Management Company, Inc.,
                                         General Partner

                                     By: /s/ Steven B. Hawkins
                                         Steven B. Hawkins
                                         Vice President-Finance & Administration




                                                                   Exhibit 23.2






                          Independent Auditors' Consent



The Partners
FFP Partners, L.P.:

     We consent to incorporation by reference in the Registration Statement (No. 33-73170) on Form S-8 of FFP Partners, L.P. of our report dated March 14, 1997, relating to the balance sheets of FFP Operating Partners, L.P. as of December 29, 1996 and December 31, 1995, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 29, 1996, which report appears in the first amendment to the December 29, 1996 annual report on Form 10-K of FFP Partners, L.P.







                                         KPMG Peat Marwick LLP



Fort Worth, Texas
May 16, 1997






                                                                   Exhibit 99.1









                             Financial Statements of
                          FFP Operating Partners, L.P.
                    a 99%-owned subsidiary of the Registrant

            {These financial statements are being filed as an exhibit
                   to facilitate compliance with certain state
                     environmental regulatory requirements.}









                          INDEPENDENT AUDITORS' REPORT



The Partners
FFP Operating Partners, L.P.:

     We have audited the accompanying balance sheets of FFP Operating Partners, L.P. (a Delaware Limited Partnership) as of December 29, 1996, and December 31, 1995, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FFP Operating Partners, L.P. as of December 29, 1996 and December 31, 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 1996, in conformity with generally accepted accounting principles.






                                           KPMG Peat Marwick LLP


Fort Worth, Texas
March 14, 1997




                          FFP OPERATING PARTNERS, L.P.
                                 BALANCE SHEETS
                    DECEMBER 29, 1996, AND DECEMBER 31, 1995
                                 (In thousands)
                                                                 1996      1995
                             ASSETS
Current Assets
   Cash and cash equivalents                                   $7,257    $7,147
   Trade receivables, less allowance for doubtful accounts
      of $834 and $996 in 1996 and 1995, respectively           8,623     7,828
   Notes receivable                                               778       453
   Receivables from affiliated company                            420       436
   Inventories                                                 11,752    10,827
   Prepaid expenses and other current assets                      618       615
      Total current assets                                     29,448    27,306

Property and equipment, net                                    34,713    31,806
Noncurrent notes receivable, excluding current portion          2,069     1,156
Receivables from affiliated companies                          12,660     6,839
Claims for reimbursement of environmental remediation cost      1,038     1,255
Other assets, net                                               4,142     4,421
      Total Assets                                            $84,070   $72,783

               LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Amount due under revolving credit line                      $6,823    $4,003
   Current installments of long-term debt                       1,587     1,028
   Current installments of obligations under capital lease      1,122       884
   Accounts payable                                            13,424    12,484
   Money orders payable                                         7,809     5,912
   Accrued expenses                                             8,391     9,502
   Payable to affiliates                                          834       516
      Total current liabilities                                39,990    34,329
Long-term debt, excluding current installments                  7,765     6,157
Obligations under capital leases, excluding current
   installments                                                 1,653       943
Other liabilities                                                 643       322
      Total Liabilities                                        50,051    41,751

Commitments and contingencies

Partners' Capital
    Limited partners' equity                                   33,944    30,987
    General partner's equity                                      344       314
    Treasury units                                               (269)     (269)
      Total Partners' Capital                                  34,019    31,032

      Total Liabilities and Partners' Capital                 $84,070   $72,783



                       See accompanying notes to financial statements.




                          FFP OPERATING PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
     YEARS ENDED DECEMBER 29, 1996, DECEMBER 31, 1995, AND DECEMBER 25, 1994
                                 (In thousands)



                                                 1996        1995        1994
Revenues
   Motor fuel                                  $308,205    $282,785    $268,310
   Merchandise                                   60,089      64,561      72,827
   Miscellaneous                                  7,790       6,470       6,192
      Total Revenues                            376,084     353,816     347,329

Costs and Expenses

   Cost of motor fuel                           288,065     260,800     246,370
   Cost of merchandise                           42,503      45,542      52,658
   Direct store expenses                         26,710      27,703      28,844
   General and administrative expenses           10,712      11,029      10,266
   Depreciation and amortization                  3,781       3,680       4,235
      Total Costs and Expenses                  371,771     348,754     342,373



Operating Income                                  4,313       5,062       4,956
   Interest Expense                               1,326       1,176       1,173


Income before extraordinary item                  2,987       3,886       3,783
   Extraordinary item - gain on
      extinguishment of debt                          0           0         200
Net Income                                       $2,987      $3,886      $3,983

Net income allocated to
   Limited partners                              $2,957      $3,847      $3,943
   General partner                                   30          39          40



                 See accompanying notes to financial statements.



                          FFP OPERATING PARTNERS, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL
     YEARS ENDED DECEMBER 29, 1996, DECEMBER 31, 1995, AND DECEMBER 25, 1994
                     (In thousands, except unit information)



                                      Limited   General  Treasury
                                      Partner   Partner   Units
                                                                    Total

Balance, December 26, 1993              $23,197     $235   $(269)   $23,163

Net income                                3,943       40        0     3,983


Balance, December 25, 1994               27,140      275    (269)    27,146

Net income                                3,847       39        0     3,886


Balance, December 31, 1995               30,987      314    (269)    31,032

Net income                                2,957       30        0     2,987


Balance, December 29, 1996              $33,944     $344   $(269)   $34,019




                 See accompanying notes to financial statements.





                          FFP OPERATING PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
     YEARS ENDED DECEMBER 29, 1996, DECEMBER 31, 1995, AND DECEMBER 25, 1994
                (In thousands, except supplemental information)



                                                       1996      1995      1994
Cash Flows from Operating Activities
   Net income                                         2,987    $3,886    $3,983
   Adjustments to reconcile net income to net
   cash provided by operating activities
      Depreciation and amortization                   3,781     3,680     4,235
      Provision for doubtful accounts                   326       451       731
      (Gain)/loss on sales of property and equipment     19      (110)      (62)
      (Gain) on extinguishment of debt                    0         0      (200)
      (Gain) on sales of convenience store
         operations                                  (1,778)     (791)     (829)
   Changes in operating assets and liabilities
      (Increase) in trade receivables                (1,121)   (1,629)   (1,081)
      Decrease in notes receivable                      540       733        80
      Decrease in receivables from affiliated
        companies                                        16        15        92
      (Increase)/decrease in inventories              (925)       183     2,521
      (Increase)/decrease in prepaid expenses and
          other current assets                          (3)        52        96
      Decrease in claims for reimbursement
          of environmental remediation costs            217       314       192
      Increase/(decrease) in accounts payable           940       (44)      618
      Increase in money orders payable                1,897     1,658       859
      (Decrease) in accrued expenses and
          other liabilities                            (790)   (2,302)      (86)
Net cash provided by operating activities             6,106     6,096    11,149

Cash Flows from Investing Activities
   Purchases of property and equipment               (6,205)   (4,759)   (3,752)
   Proceeds from sales of property and equipment         50       169        44
   (Increase)in receivables from affiliated
     companies                                       (5,821)   (3,478)   (1,693)
   Investments in joint ventures and other entities       0    (1,350)        0
   (Increase) in other assets                           (73)     (490)     (713)
Net cash (used in) investing activities             (12,049)   (9,908)   (6,114)


Cash Flows from Financing Activities
   Borrowings/(payments) on revolving
        credit line, net                              2,820     4,003    (7,116)
   Proceeds from long-term debt                       4,000         0    12,161
   Payments on long-term debt                        (2,033)   (4,178)  (13,576)
   Borrowings under capital lease obligations         1,923     1,076     1,560
   Payments on capital lease obligations               (975)     (694)     (115)
   Advances from affiliates, net                        318       339        74
Net cash provided by/(used in) financing activities   6,053       546    (7,012)

Net increase/(decrease) in cash and cash equivalents    110    (3,266)   (1,977)
Cash and cash equivalents at beginning of year        7,147    10,413    12,390
Cash and cash equivalents at end of year             $7,257    $7,147   $10,413

Supplemental Disclosure of Cash Flow Information

     Cash paid for interest during 1996, 1995, and 1994 was $1,097,000, $1,394,000, and $1,283,000, respectively.

Supplemental Schedule of Noncash Investing and Financing Activities

     During 1996 and 1995, the Company acquired fixed assets of $200,000 and $598,000, respectively, in exchange for notes payable.

     During 1994, the Company acquired property valued at $215,000 and a note receivable of $120,000 through settlement of a lawsuit.





                 See accompanying notes to financial statements.





                          FFP OPERATING PARTNERS, L.P.
                NOTES TO FINANCIAL STATEMENTS DECEMBER 29, 1996,
                    DECEMBER 31, 1995, AND DECEMBER 25, 1994


1.  Basis of Presentation

(a) Organization of Company

     FFP Operating Partners, L.P. ("FFPOP" or the "Company"), is a 99%-owned subsidiary of FFP Partners, L.P. ("FFPLP"), a publicly-traded limited partnership. FFPOP was formed in December 1986 in connection with the acquisition of the convenience store, truck stop, and other retail motor fuel businesses of certain companies affiliated with FFP Partners Management Company, Inc. ("FFPMC" or the "General Partner"), the general partner of both FFPOP and FFPLP.

(b) Reclassifications

     Certain amounts previously reported in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation.


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

(f)  Investments

     Investments in joint ventures and other entities that are 50% or less owned are accounted for by the equity method and are included in other assets, net, in the accompanying balance sheets.

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


             Number            Notes        Total    Gains           Deferred
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

(i) Environmental Costs

     Environmental remediation costs are expensed; related environmental expenditures that extend the life, increase the capacity, or improve the safety or efficiency of existing assets are capitalized. Liabilities for environmental remediation costs are recorded when environmental assessment and/or remediation is probable and the amounts can be reasonably estimated. Environmental liabilities are evaluated independently from potential claims for recovery. Accordingly, the gross estimated liabilities and estimated claims for reimbursement have been presented separately in the accompanying balance sheets (see Note 11b).

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, Environmental Remediation Liabilities. SOP 96-1, which will be adopted by the Company at the beginning of its 1997 fiscal year, requires, among other things, environmental remediation liabilities to be accrued when the criteria of SFAS No. 5, "Accounting for Contingencies," have been met. The SOP also provides guidance with respect to the measurement of remediation liabilities. Such accounting is consistent with the Company's current method of accounting for environmental remediation costs, and therefore, adoption of SOP 96-1 in 1997 is not expected to have a material impact on the Company's financial position, results of operations, or liquidity.

(j) Motor Fuel Taxes

     Motor fuel revenues and related cost of motor fuel include federal and state excise taxes of $100,771,000, $98,519,000, and $100,554,000, for 1996,
1995, and 1994, respectively.

(k) Exchanges

     The exchange method of accounting is utilized for motor fuel exchange transactions. Under this method, such transactions are considered as exchanges of assets with deliveries being offset against receipts, or vice versa. Exchange balances due from others are valued at current replacement costs. Exchange balances due to others are valued at the cost of forward contracts (Note 9) to the extent they have been entered into, with any remaining balance valued at current replacement cost. Exchange balances due to others at year end 1996 and 1995 were $4,000 and $-0-, respectively.

(l) Income Taxes

     Taxable income or loss of the Company is includable in the income tax returns of its partners; therefore, no provision for income taxes has been made in the accompanying financial statements.

     The Company's parent is a publicly-traded limited partnership that under the Revenue Act of 1987 ("Revenue Act"), will be treated as a corporation for tax purposes at the earlier of (i) its tax years beginning after 1997 or (ii) its addition of a "substantial new line of business" as defined by the Revenue Act. Legislation has been introduced into Congress which would extend the parent company's partnership tax status; however, no action has yet been taken on this legislation. The General Partner continues to evaluate the parent company's alternatives with respect to its tax status. The effect on the Company of these alternatives has not been determined.

     The Company's parent accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to existing differences between financial statement carrying amounts of assets and liabilities and their respective tax bases that are expected to reverse after 1997. Deferred tax liabilities and assets are measured using enacted tax rates expected to be in effect when such amounts are realized or settled. The effect of a change in tax rates is recognized in income in the period that includes the enactment date. The Company's parent has not currently allocated the effect of applying the asset and liability method among its subsidiaries; however, it could elect to do so in the future.

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

(n)  Allocation of Net Income or Loss

     The Partnership Agreement of the Company provides that net income or loss and cash distributions are to be allocated 99% to the limited partner and 1% to the General Partner. Cash distributions represent a return of capital to the partners.

(o) Employee Benefit Plan

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

(p)  Use of Estimates

     The use of estimates is required to prepare the Company's financial statements in conformity with generally accepted accounting principles. Although management believes that such estimates are reasonable, actual results could differ from the estimates.

(q)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The initial adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.



3.  Property and Equipment

     Property and equipment consists of the following:

                                                  1996      1995
                                                  (In  thousands)

Land                                              $4,175    $4,319
Land improvements                                  2,698     2,627
Buildings and improvements                        26,151    24,263
Machinery and equipment                           35,527    31,195
                                                  68,551    62,404

Accumulated depreciation and amortization        (33,838)  (30,598)
                                                 $34,713   $31,806

4.  Other Assets

     Other assets consist of the following:
                                                  1996      1995
                                                  (In thousands)
Intangible Assets (Note 2g)
   Ground leases                                  $1,093    $1,093
   Goodwill                                        2,040     2,020
   Other                                           1,604     1,409
                                                   4,737     4,522

   Accumulated amortization                       (2,151)   (1,795)
                                                   2,586     2,727

Investments in joint ventures and other
   entities                                        1,293     1,350
Other                                                263       344
                                                  $4,142    $4,421

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

     All loans are secured by the Company's accounts receivable and inventory. In addition the Company has provided a negative pledge of all its fixed assets and real property and the bank has the right to require a positive pledge of such assets at any time. The loans are also guaranteed by the Company's parent, other subsidiaries of the parent (including a negative pledge of the assets of the other subsidiaries), the General Partner, and the General Partner's
subsidiary. The Credit Agreement contains various restrictive covenants including restrictions on borrowing from persons other than the bank, making investments in, advances to, or guaranteeing the obligations of other persons, maintaining specified levels of equity, restrictions on distributions to unitholders and on the amount of capital expenditures, and the maintenance of certain financial ratios. At year end 1996, the Company was not in compliance with certain financial ratios and covenants in the Credit Agreement. The bank has waived compliance with these ratios or amended the Credit Agreement with respect to these items.

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
                                        $9,352

     In February 1994, the Company refinanced its then existing bank debt. In connection with this refinancing, the Company received a discount of $200,000 for the early retirement of the existing debt. This discount is reflected as an extraordinary item in the accompanying 1994 statement of operations.


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

     The amortization of assets held under capital leases is included in depreciation and amortization expense in the accompanying statements of operations. Future minimum lease payments under the noncancelable capital leases for years subsequent to 1996 are:

                                                  (In thousands)
    1997                                                 $1,332
    1998                                                    561
    1999                                                    440
    2000                                                    395
    2001                                                    527
    Thereafter                                               80
    Total minimum lease payments                          3,335

       Amount representing interest                        (560)
    Present value of future minimum lease payment         2,775

      Current installments                               (1,122)
    Obligations under capital leases,excluding current
      installments                                       $1,653



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

     Total rental expense and sublease income were as follows:

                                Rent Expense
                      Related                       Sublease
                      Parties     Others   Total     Income
                               (In thousands)
 1996                    $727      $742    $1,469    $1,154
 1995                     849       658     1,507       843
 1994                     842       832     1,674       592

8.  Accrued Expenses

               Accrued expenses consist of the following:

                                                         1996      1995
                                                         (In thousands)
Motor fuel taxes payable                                 $5,453    $6,376
Accrued payroll and related expenses                        806     1,283
Accrued environmental remediation costs (Note 11b)            0       322
Other                                                     2,132     1,521
                                                         $8,391    $9,502


9.  Futures and Forward Contracts

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

     From time-to-time the Company enters into forward contracts to buy and sell fuel, principally to satisfy balances owed on exchange agreements (Note 2k). These transactions, which together with futures contracts are classified as operating activities for purposes of the statements of cash flows, are included in motor fuel sales and related cost of sales and resulted in net gains as follows:

                                      (In thousands)
                 1996                      $243
                 1995                        87
                 1994                     1,069

     Open positions under futures and forward contracts were not significant at year end 1996 and 1995.


10.  Related Party Transactions

     The Company reimburses the General Partner and its affiliates for salaries and related costs of executive officers and others and for expenses incurred by them in connection with the management of the Company. These expenses were $745,000, $727,000, and $733,000 for 1996, 1995, and 1994, respectively.

     In July 1991, the Company entered into an agreement with an affiliated company whereby the affiliated company sells alcoholic beverages at the Company's stores in Texas. Under Texas law, the Company is not permitted to hold licenses to sell alcoholic beverages in Texas. The agreement provides that the Company will receive rent and a management fee based on the gross receipts from sales of alcoholic beverages at its stores. In July 1992, the agreement was amended to be for a term of five years commencing on the date of amendment. The sales recorded by the affiliated company under this agreement were $8,240,000, $9,116,000, and $9,180,000 in 1996, 1995, and 1994, respectively. The Company received  $1,265,000,  $1,217,000,  and  $1,226,000  in 1996,  1995,  and  1994,
respectively, in rent, management fees, and interest, which are included in miscellaneous revenues in the statements of operations. After deducting cost of sales and other expenses related to these sales, including the amounts paid to the Company, the affiliated company had earnings of $82,000, $91,000, and $119,000 in 1996, 1995, and 1994, respectively, as a result of holding these alcoholic beverage permits. Under a revolving note executed in connection with this agreement, the Company advances funds to the affiliated company to pay for the purchases of alcoholic beverages. Receipts from the sales of such beverages are credited against the note balance. The revolving note provides for interest at 1/2% above the prime rate charged by a major financial institution.

     From time to time, the General Partner may advance funds to the Company. Under the Partnership Agreement, the General Partner is permitted to charge interest on such advances provided the interest rate does not exceed rates which would be charged by unrelated third parties. There were no advances owing to the General Partner during or at the year ends of 1996, 1995, and 1994.

     From time to time, the Company makes advances to and receives advances from its parent and other subsidiaries of its parent. Such advances are reflected in receivables from affiliated companies or payable to affiliates in the accompanying balance sheets. Prior to 1996, the Company did not charge or pay interest on these advances. However, in 1996, interest, at a rate equal to the interest rate on the Company's bank debt, was charged or paid on such amounts. Included in 1996 miscellaneous income was $655,000 of interest income from affiliates.

     The General Partner is entitled to noncumulative, incentive compensation each year in an amount equal to 10% of the consolidated net income of the Company's parent for such year (prior to the calculation of the incentive compensation), but only if such consolidated net income (prior to the calculation of the incentive compensation) equals or exceeds $1.08 per unit of limited partnership interest of the Company's parent and if the total of the quarterly cash distributions by the parent to its limited partners for such year are at least $1.50 per unit. The incentive compensation requirements were not met in 1996, 1995, or 1994.

     The Company purchases certain goods and services (including office supplies, computer software and consulting services, and fuel supply consulting and procurement services) from related entities. Purchases of these products and services from other subsidiaries of the parent were $614,000, $197,000, and $161,000, and from other related entities were $359,000, $421,000, and $147,000, in 1996, 1995, and 1994, respectively.

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

     During 1996, the Company charged to expense $611,000 to reimburse various related companies for legal fees that benefited the Company. Of this amount, the Company paid $225,000 during 1996; the remaining $386,000 owed at year end is included in accrued liabilities in the accompanying balance sheets.


11.  Commitments and Contingencies

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

     The Company does not maintain insurance covering losses associated with environmental contamination. However, all the states in which the Company owns or operates underground storage tanks have state operated funds which reimburse the Company for certain cleanup costs and liabilities incurred as a result of leaks in underground storage tanks. These funds, which essentially provide insurance coverage for certain environmental liabilities, are funded by taxes on underground storage tanks or on motor fuels purchased within each respective state. The coverages afforded by each state vary but generally provide up to $1,000,000 for the cleanup of environmental contamination and most provide coverage for third-party liability as well. The funds require the Company to pay deductibles ranging from $5,000 to $25,000 per occurrence. The majority of the Company's environmental contamination cleanup activities relate to underground storage tanks located in Texas. Due to an increase in claims throughout the state, the Texas state environmental trust fund has significantly delayed reimbursement payments for certain cleanup costs after September 30, 1992. In 1993, the Texas state fund issued guidelines that, among other things, prioritize the timing of future reimbursements based upon the total number of tanks operated by and the financial net worth of each applicant. The Company has been classified in the category with the lowest priority. Because the state and federal governments have the right, by law, to levy additional fees on fuel purchases, the Company believes these clean up costs will ultimately be reimbursed. However, due to the uncertainty of the timing of the receipt of the reimbursements, the claims for reimbursement of environmental remediation costs, totaling $1,038,000 and $1,255,000 at year end 1996 and 1995, respectively, have been classified as long-term receivables in the accompanying balance sheets.

(c) Other

     The Company is subject to various claims and litigation arising in the ordinary course of business, particularly personal injury and employment related claims. In the opinion of management, the outcome of such matters will not have a material effect on the financial position or results of operations of the Company.


12.  Treasury Units of Parent

     During 1990, the Company purchased 13,300 Class A Units and 51,478 Class B Units of limited partnership interest of its parent at a total cost of $69,000 and $200,000, respectively. These units are classified as Treasury Units in partners' capital in the accompanying balance sheets.