Form 10-Q
period 1997-06-29
FFP PARTNERS L P
filed 1997-08-15
CIK 811863

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q





      |X|Quarterly report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the quarterly period ended June 29, 1997, or

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



        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



                             Class A Units 3,529,205
                              Class B Units 175,000
               (Number of units outstanding as of August 13, 1997)

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)
                                                       June 29,     December 29,
                                                         1997          1996
                        ASSETS
Current Assets -
    Cash                                                $8,907         $8,244
    Trade receivables                                   11,644         10,303
    Notes receivable                                       775            778
    Receivable from affiliated company                     398            420
    Inventories                                         13,046         12,489
    Prepaid expenses and other                             871            625
        Total Current Assets                            35,641         32,859

Property and equipment, net of accumulated
    depreciation                                        41,587         38,024
Noncurrent notes receivable, excluding current portion   1,893          2,069
Claims for reimbursement of environmental
    remediation costs                                    1,041          1,038
Other assets, net                                        4,052          4,609
        Total Assets                                   $84,214        $78,599



           LIABILITIES AND PARTNERS' EQUITY
Current Liabilities -
    Amount due under revolving credit line              $7,263         $6,823
    Current installments of long-term debt               1,564          1,587
    Current installments of obligation under capital
        lease                                              823          1,122
    Accounts payable                                    14,773         14,150
    Money orders payable                                11,070          7,809
    Accrued expenses                                     9,498          8,778
        Total Current Liabilities                       44,991         40,269

Long-term debt, excluding current installments           7,087          7,765
Obligation under capital lease, excluding
    current installments                                 2,166          1,653
Deferred income taxes                                    4,050          3,781
Other liabilities                                        2,704            993
        Total Liabilities                               60,998         54,461

Partners' Equity, net of treasury units of $269 at
    June 29, 1997, and December 29, 1996                23,216         24,138
        Total Liabilities and Partners' Equity         $84,214        $78,599

     See accompanying notes to condensed consolidated financial statements.

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per unit data)
                                   (Unaudited)


                                        Three Months Ended    Six Months Ended
                                         June 29,  June 30,  June 29,  June 30,
                                          1997      1996      1997      1996
Revenues -
    Motor fuel                           $82,408   $86,801  $159,525   $164,257
    Merchandise                           15,423    15,881    29,231     30,617
    Miscellaneous                          1,633     2,410     3,390      4,609
        Total Revenues                    99,464   105,092   192,146    199,483

Costs and Expenses -
    Cost of motor fuel                    76,864    80,490   149,514    153,369
    Cost of merchandis                    10,649    11,129    20,702     21,652
    Direct store expenses                  6,781     6,702    13,731     13,796
    General and administrative expenses    2,945     3,366     5,690      6,090
    Depreciation and amortization          1,393       909     2,514      1,795
        Total Costs and Expenses          98,632   102,596   192,151    196,702


Operating Income/(Loss)                      832     2,496        (5)     2,781
    Interest expense                         357       332       648        652

Income/(Loss) Before Income Taxes            475     2,164      (653)     2,129

    Deferred income tax expense              135       134       269        268


Net Income/(Loss)                           $340    $2,030     $(922)    $1,861


Income/(Loss) allocated to -
    Limited partners                        $337    $2,010     $(913)    $1,842
    General partner                            3        20        (9)        19

Net Income/(Loss) per Class A and
    Class B Unit                           $0.09     $0.55    $(0.25)     $0.50

Distributions declared per Class A and
    Class B Unit                           $0.000   $0.000    $0.000     $0.205

Weighted average number of Class A and
    Class B Units outstanding              3,704     3,678     3,704      3,674



     See accompanying notes to condensed consolidated financial statements.

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                             Six Months Ended
                                                           June 29,    June 30,
                                                             1997        1996
Cash Flows from Operating Activities -
    Net income/(loss)                                        $(922)    $1,861
    Adjustments to reconcile net income to cash
        provided/(used) by operating activities -
            Depreciation and amortization                    2,514      1,795
            Deferred income tax expense                        269        268
            Net change in operating assets and liabilities   4,671     (3,072)
    Net cash provided/(used) by operating activities         6,532        852


Cash Flows from Investing Activities -
    Additions of property and equipment, net                (5,822)    (2,468)
    Net cash (used) by investing activities                 (5,822)    (2,468)


Cash Flows from Financing Activities -
    Net borrowings/(repayments) under
        credit facilities                                      (47)        999
    Proceeds from exercise of unit options                       0          33
    Distributions to unitholders                                 0        (761)
    Net cash provided/(used) by financing activities           (47)        271



Net Increase/(Decrease) in Cash                                663     (1,345)

Cash at beginning of period                                  8,244      8,106


Cash at end of period                                       $8,907     $6,761



     See accompanying notes to condensed consolidated financial statements.

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 29, 1997
                                   (Unaudited)


1.  Basis of Presentation

     The condensed consolidated financial statements include the assets, liabilities, and results of operations of FFP Partners, L.P., and its 99%-owned subsidiaries, FFP Operating Partners, L.P., Direct Fuels, L.P., and FFP Financial Services, L.P., and its 100%-owned subsidiaries, Practical Tank Management, Inc., FFP Money Order Company, Inc., and FFP Transportation, L.L.C., collectively referred to as the "Company."

     The consolidated balance sheet as of June 29, 1997, and the consolidated income statements and condensed consolidated statements of cash flows for the three month and six month periods ended June 29, 1997, and June 30, 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position as of June 29, 1997, and the results of its operations and cash flows for the three and six month periods presented have been made. Interim operating results are not necessarily indicative of results for the entire year.

     The notes to the consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 29, 1996, include accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the six months ended June 29, 1997.


2.  Income per Unit

     The Class A and Class B Units represent a 99% interest in the Company. Accordingly, income per unit is calculated by dividing 99% of the income amount by the weighted average number of units outstanding.


3.  Reclassifications.

     Certain amounts previously reported in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations for Second Quarter 1997 compared with Second Quarter 1996

     The $5,628,000 (5.4%) decline in the Company's revenues for the 1997 quarter as compared to the 1996 period resulted primarily from the lower level of retail fuel prices during the current year. Although fuel prices were lower in the 1997 period, the Company's fuel volumes, measured in gallons, grew slightly, with retail gallons increasing 1.6% and wholesale volumes being up 0.7%. The gross profit on motor fuel sales declined $767,000 (12.2%) in the second quarter 1997 as compared to the 1996 quarter due to continued weak retail fuel margins, a situation which has affected the fuel retailing industry for the past year. The Company's retail fuel margin was 9.5 cents per gallon in the second quarter 1997 vs 11.2 cents in the 1996 period. Wholesale fuel margin per gallon was up in the current year period to 2.6 cents per gallon from 1.8 cents.

     There was also a decline in merchandise sales ($458,000 or 2.9%) which was related to the lesser number of stores operated during the second quarter 1997 as compared to the 1996 period. Due to the sales of the merchandise operations of certain convenience stores in 1996 and the first half of 1997, the Company operated an average of 8.3 fewer convenience stores and truck stops during the 1997 quarter. However, the average weekly merchandise sales per store at the Company's outlets increased 2.8% over the second quarter 1996. The gross margin on merchandise sales also increased in 1997, to 31.0% from 29.9% in the 1996 quarter. Because of the increased average weekly sales and increased gross margin, the Company realized $22,000 (0.5%) more gross profit on merchandise sales in 1997 than in 1996 despite the operation of fewer stores.

     Also contributing to the lower total revenues, was the decline in miscellaneous revenues of $777,000 (32.3%) due to fewer sales of the merchandise operations of convenience stores. The Company had one such sale in the 1997 quarter while there were nine in 1996.

     Although the Company operated fewer stores, on average, during the 1997 quarter, direct store expenses (those expenses, such as payroll, utilities, repair and maintenance, that are directly attributable to the operation of an outlet) increased $79,000 (1.2%) due to increases in salaries and related costs at its remaining convenience stores and truck stops related to the renovation of certain locations and other costs associated with the branding of additional locations.

     General and administrative expenses declined in the second quarter 1997 as compared to 1996 primarily due to declines in legal and professional fees and bad debts partially offset by increases in salaries and related personnel costs.

     The $484,000 (53.2%) increase in depreciation and amortization expense in the 1997 quarter vs the 1996 period is due to the significant additions to property and equipment made by the Company during the year of 1996 and the first half of 1997. A substantial amount of these expenditures are related to the upgrading of the Company's retail fuel equipment to comply with environmental requirements as of the end of 1998 and another significant portion is related to the purchase and renovation of the Company's fuel terminal. The expenditures related to the fuel terminal had little impact on the current quarter's depreciation expense because the facility commenced operations in June 1997; however, the impact of the additional expense associated with the depreciation of the fuel terminal facility will increase in upcoming periods.

     The Company's net income for the second quarter 1997 was significantly below its earnings for the 1996 quarter due principally to the lower retail fuel margin, less gain recognized on the sale of the merchandise operations of its convenience stores due to fewer such sales, and the increased depreciation and amortization expense.


Results of Operations for First Half 1997 compared with First Half 1996

     The principal factors which affected the Company's second quarter 1997 performance were present in the first quarter 1997, as well, and consequently impacted its earnings for the first half of 1997 in a similar manner. The reduced fuel sales for the six month period are attributable to the decline in retail fuel prices although they were also affected by a decline of 13.6% in wholesale fuel sales (in gallons) in the first quarter of 1997. This decline in wholesale fuel sales was due to the absence in 1997 of a large volume of lower margin sales to a customer that purchases from the Company infrequently.

     As in the second quarter, the average weekly merchandise sales per store for the first six months of 1997 at the Company convenience stores and truck stops increased by 2.8% over the corresponding 1996 period. However, due to the sales of the merchandise operations at various convenience stores mentioned above, the Company's total merchandise sales declined $1,386,000 (4.5%) in the first six months of 1997 as compared to the first half of 1996. The merchandise gross profit decline of $436,000 (4.9%) during the period was comparable to the sales decline. The significant improvement in the merchandise gross margin percentage in the second quarter was offset by the weak margin in the first quarter 1997 such that the Company realized a 29.2% gross profit margin in the first half of 1997 vs 29.3% in the first six months of 1996.

     The $1,262,000 (26.4%) decline in miscellaneous revenues in the 1997 period from 1996 is attributable to the lesser amount of gains recognized on the sales of merchandise operations of convenience stores during the period.

     The decline in direct store expenses of $65,000 (0.5%) relates to the expense reductions associated with operating an average of 8.6 (7.0%) fewer convenience stores in the first half of 1997 as compared to 1996 offset by increases in wages and other costs at the Company's other convenience stores, truck stops, and fuel outlets.

     The $400,000 (6.6%) decrease in general and administrative costs during the first six months of 1997 resulted from the decline in legal and professional expenses and bad debts, experienced the principally in second quarter 1997, along with reduced advertising and promotion costs, offset by increases in salaries and related costs.

     The increased depreciation and amortization expense of $719,000 (40.1%) in the six month period of 1997 relates to the significant property additions covered in the discussion above regarding the second quarter.

     As in the second quarter, the substantial decline in the Company's net income for the first six months of 1997 is primarily due to the reduced retail fuel margins, the recognition of less gain on sales of the merchandise operations of convenience stores, and increased depreciation charges.


Liquidity and Capital Resources -

     The Company's working capital declined by $1,940,000 at the close of the second quarter 1997 from year end 1996. This decline is attributable to the net loss incurred by the Company during the first six months of the year and to purchases of property and equipment during 1997, principally expenditures made to bring its underground storage tanks into compliance with environmental requirements that are effective in December 1998 and to the renovation of the fuel terminal and processing plant that was completed in June 1997.

     The Company has received a proposal from a lender to refinance its existing bank debt. If consummated as proposed, the amortization period of its existing term debt would be extended and the credit available under the revolving line of credit would be increased. The Company is also negotiating with another lender for a lease line of credit that would be used to finance a portion of the capital expenditures incurred thus far in 1997 as well as a portion of the expenditures to be incurred in the remainder of the year and into 1998.

     The Company has traditionally been able to operate its business with negative working capital, principally because most sales are for cash and it has received payment terms from vendors. Consequently, if the refinancing referred to above is not completed, the Company believes that the availability of funds under its current revolving line of credit and the traditional use of trade credit will permit operations to be conducted in a customary manner.


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

                                        FFP PARTNERS, L.P.
                                        Registrant

Date:  August 15, 1997                  By:       /s/John H. Harvison
                                              ---------------------------------
                                              John H. Harvison
                                              Chairman and
                                              Chief Executive Officer

Date:  August 15, 1997                  By:       /s/Steven B. Hawkins
                                              ---------------------------------
                                              Steven B. Hawkins
                                              Vice President - Finance and
                                              Chief Financial Officer