Form 10-Q
period 1997-09-28
FFP PARTNERS L P
filed 1997-11-12
CIK 811863

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q





      |X|Quarterly report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

              For the quarterly period ended September 28, 1997, or

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



        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



                             Class A Units 3,529,205
                              Class B Units 175,000
              (Number of units outstanding as of November 10, 1997)





                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)
                                                     September 28,  December 29,
                                                         1997           1996
                        ASSETS
Current Assets -
    Cash                                                 $7,254         $8,244
    Trade receivables                                    14,127         10,303
    Notes receivable                                        821            778
    Receivable from affiliated company                      408            420
    Inventories                                          12,818         12,489
    Prepaid expenses and other                              799            625
        Total Current Assets                             36,227         32,859

Property and equipment, net of accumulated
        depreciation                                     41,544         38,024
Noncurrent notes receivable, excluding current portion    1,544          2,069
Claims for reimbursement of environmental
        remediation costs                                 1,040          1,038
Other assets, net                                         3,944          4,609
        Total Assets                                    $84,299        $78,599


           LIABILITIES AND PARTNERS' EQUITY
Current Liabilities -
    Amount due under revolving credit line                   $0         $6,823
    Current installments of long-term debt                1,157          1,587
    Current installments of obligation under capital        747          1,122
lease
    Accounts payable                                     13,566         14,150
    Money orders payable                                 10,584          7,809
    Accrued expenses                                     11,300          8,778
        Total Current Liabilities                        37,354         40,269

Long-term debt, including long-term revolving credit
   line, excluding current installments                  14,870          7,765
Obligation under capital lease, excluding
     current installments                                 2,379          1,653
Deferred income taxes                                     4,185          3,781
Other liabilities                                         2,670            993
        Total Liabilities                                61,458         54,461

Partners' Equity, net of treasury units of $269 at       22,841         24,138
        Total Liabilities and Partners' Equity          $84,299        $78,599



     See accompanying notes to condensed consolidated financial statements.








                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per unit data)
                                   (Unaudited)


                                         Three Months Ended  Nine Months Ended
                                         Sept 28,  Sept 29,  Sept 28,   Sept 29,
                                           1997      1996      1997       1996
Revenues -
    Motor fuel                           $79,032   $77,428  $238,257   $241,685
    Merchandise                           15,633    15,387    45,114     46,207
    Miscellaneous                          1,394     1,510     4,702      6,101
        Total Revenues                    96,059    94,325   288,073    293,993

Costs and Expenses -
    Cost of motor fuel                    73,472    72,030   222,686    225,399
    Cost of merchandise                   10,853    10,879    31,719     32,714
    Direct store expenses                  7,035     6,676    20,567     20,343
    General and administrative expenses    3,008     2,766     8,901      8,987
    Depreciation and amortization          1,472       960     3,986      2,755
        Total Costs and Expenses          95,840    93,311   287,859    290,198

Operating Income                            219      1,014       214      3,795
    Interest expense                        460        316     1,108        968
Income/(Loss) Before Income Taxes          (241)       698      (894)     2,827

    Deferred income tax expense             134        134       403        402

Net Income/(Loss)                         $(375)      $564   $(1,297)    $2,425

Income/(loss) allocated to -
    Limited partners                      $(371)      $558   $(1,284)    $2,401
    General partner                          (4)         6       (13)        24

Net income/(loss) per Class A and
    Class B Unit                         $(0.10)     $0.15   $(0.35)      $0.65

Distributions declared per Class A and
    Class B Unit                          $0.000    $0.210    $0.000     $0.415

Weighted average number of Class A and
    Class B Units outstanding              3,704     3,686     3,704      3,678




     See accompanying notes to condensed consolidated financial statements.



                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                          Nine Months Ended
                                                    Sept 28, 1997  Sept 29, 1996
Cash Flows from Operating Activities -
    Net income/(loss)                                   $(1,297)       $2,425
    Adjustments to reconcile net income to cash
        provided/(used) by operating activities -
          Depreciation and amortization                   3,986         2,755
          Deferred income tax expense                       403           402
          Net change in operating assets and liabilities  2,842        (2,507)
    Net cash provided by operating activities             5,934         3,075

Cash Flows from Investing Activities -
    Additions of property and equipment, net             (7,127)       (5,397)
    Net cash (used) by investing activities              (7,127)       (5,397)

Cash Flows from Financing Activities -
    Net borrowings/(repayments) under
        credit facilities                                   203         3,772
    Proceeds from exercise of unit options                    0           135
    Distributions to unitholders                              0        (1,542)
    Net cash (used) by financing activities                 203         2,365


Net Increase/(Decrease) in Cash                            (990)           43

Cash at beginning of period                               8,244         8,106


Cash at end of period                                    $7,254        $8,149


     See accompanying notes to condensed consolidated financial statements.




                      FFP PARTNERS, L.P., AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 1997
                                   (Unaudited)


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

     The consolidated balance sheet as of September 28, 1997, and the consolidated statements of operations and condensed consolidated statements of cash flows for the three month and nine month periods ended September 28, 1997, and September 29, 1996, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position as of September 28, 1997, and the results of operations and cash flows for the periods presented have been made. Interim operating results are not necessarily indicative of results for the entire year.

     The notes to the consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 29, 1996, include accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the nine months ended September 28, 1997, and as discussed in Note 4.


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


4.  Refinancing of Bank Debt.

     On November 3, 1997, the Company completed a refinancing of its bank debt with another lender. The new Loan Agreement provides the Company with a revolving credit line of up to $15,000,000 (the amount available is related to a borrowing base comprised of the Company's trade receivables and inventories) and a term loan of $8,000,000. Both of the loans bear interest, payable monthly, at the lending institution's prime rate. The Company has the option of fixing the interest rate on all or a portion of both loans at rates of LIBOR plus 2.25% for periods of three or six months and in the case of the term loan at a rate tied to United State Treasury securities plus 2.50%. The term loan requires monthly principal payments of $95,000 and both loans mature on November 1, 2000. The loans are secured by the Company's accounts receivable and inventory, equipment, and a negative pledge of other fixed assets. The loans are also guaranteed by the Company's general partner and it's subsidiary which is the general partner of one of the Company's subsidiaries.

     The accompanying balance sheet reflects this refinancing as though it had occurred at September 28, 1997.







                      FFP PARTNERS, L.P., AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations for Third Quarter 1997 compared with Third Quarter 1996

     Total revenues increased $1,734,000 (1.8%) for the quarter due to increases in motor fuel and merchandise sales offset by a slight decline in miscellaneous revenues. The $1,604,000 (2.1%) increase in fuel sales resulted from a 2.6% increase in the volume of fuel sold, with such increases coming from both the Company's retail and wholesale activities, offset by lower per gallon prices in the 1997 period as compared to 1996. The increased fuel sales also resulted in a $162,000 (3.0%) increase in overall fuel margin. The increased fuel margin was due to the increased sales volumes accompanied by improved margins in the Company's wholesale fuel operations. The retail fuel margin per gallon declined
0.4 cents (3.9%) in the 1997 quarter from the 1996 period.

     The merchandise sales increase of $246,000 (1.6%) is attributable to increases in the average weekly sales per store of 4.6%, offset by a decline of 2.5% in the average number of convenience stores and truck stops operated in the 1997 period. The increased merchandise sales along with an increase in merchandise margin to 30.6% from 29.3% resulted in a $272,000 (6.0%) increase in merchandise gross profit. The increased merchandise margin is the result of the Company's efforts, starting late in the first quarter, to more closely monitor its selling prices so as to remain competitive yet achieve a higher margin on less price sensitive items.

     Direct store expenses (those expenses, such as payroll, utilities, and repair and maintenance, that are directly attributable to the operation of an outlet) increased $359,000 (5.4%) in the 1997 quarter due principally to increased payroll costs associated with the increase in the minimum wage that was effective in September 1997 and the absence in 1997 of favorable adjustments related to employee benefit costs. Other direct store expenses were relatively flat between the two periods.

     General and administrative expenses were up $242,000 (8.7%) in the third quarter 1997 as compared to the 1996 quarter. This increase resulted principally from the costs associated with operation of the Company's fuel terminal, which began operating in June 1997.

     Depreciation and amortization charges increased $512,000 (53.3%) in the quarter due to beginning depreciation at the Company's fuel terminal, which began operating in June 1997, and to increased depreciation expense related to the capital expenditures made by the Company over the last twelve to eighteen months in its retail operations, primarily to bring its underground storage tanks into compliance with 1998 environmental requirements.

     The $144,000 (45.6%) increase in interest expense is attributable to higher debt levels and to higher interest rates during the current quarter as compared to the prior year.

     Although the Company made substantial improvements in its sales and margin levels, the gains were outstripped by increases in expense levels resulting in a loss of $375,000 for the quarter as compared to net income of $564,000 in 1996.


Results of Operations for First Nine Months of 1997 compared with First Nine Months of 1996

     For the first nine months of 1997, retail fuel sales volume (in gallons) was up 1.0% as compared to 1996 and the wholesale volume was down 8.9%. The decline in wholesale volume resulted from a 13.6% decline in such sales in the first quarter of 1997 due to the absence of a large volume of lower margin sales to a customer that purchases fuel from the Company infrequently. The average weekly sales (in gallons) of fuel at the Company's convenience stores and the independently operated stores at which it has the fuel concession were flat (up less than 1.0%) in 1997 but sales at its truck stops increased 5.4% over the prior year period. The flat sales volumes at the convenience stores are reflective of the Company's attempt to maintain as high a margin per gallon as possible on these sales, without foregoing any of its market share, in the face of intense competitive retail pricing of motor fuel that has been occurring in the last twelve to eighteen months. The increased truck stop sales resulted from a lessening of the competitive pressures in this submarket of the retail fuel business. Because of the reduced wholesale fuel volumes, the Company's motor fuel revenues declined $3,428,000 (1.4%) in the first nine months of 1997.

     The Company's gross profit on fuel was $715,000 (4.4%) less in 1997 than in the prior year, partially due to the smaller volume of wholesale sales and partly due to the decline in the retail margin per gallon to 9.2 cents in 1997 as compared to 9.8 cents in 1996. The Company's wholesale margin per gallon increased to 2.5 cents from 1.9 cents, in part because of the absence of the low margin wholesale sales referred to above. However, wholesale margins were also positively influenced by sales of fuel processed at the Company's terminal, which began operating in June 1997.

     Merchandise sales declined $1,093,000 (2.4%) in the 1997 nine-month period reflecting the 5.1% decline in the average number of convenience stores and truck stops operated by the Company offset by an increase of 3.3% in the average weekly sales per outlet. Because of the reduced sales, merchandise gross profit declined $98,000 (0.7%), although the Company's merchandise margin increased 0.5% in the 1997 period to 29.7%. The increase in average weekly merchandise sales and merchandise margin are the result of management's efforts to improve these key components of profitability.

     The $1,399,000 (22.9%) drop in miscellaneous revenues in 1997 is due to the decline in the sale of the merchandise operations at company-operated convenience stores to independent operators. In the first nine months of 1996, the Company sold the merchandise operations at two stores compared to sixteen such sales in the first nine months of 1997.

     The increase in direct store expenses of $224,000 (1.1%) is due to increased wage costs in the convenience stores and truck stops, offset by reductions in cash over and short expense, and increased commissions on gasoline sales paid to the operators of outlets at which the Company has the fuel concession. The increased wage costs are related to the increase in the federally mandated minimum wage which took effect on September 1, 1997, while the increased commissions on motor fuel sales are the result of operating an average of 8.2 (4.1%) more such outlets.

     A decline in bad debt expense, advertising and promotion, and professional fees partially offset by increases in payroll costs resulted in the $86,000 (1.0%) decrease in general and administrative costs.

     The $1,231,000 (44.7%) increase in depreciation and amortization expense for the first nine months of 1997 was primarily the result of the start of operations at the Company's fuel terminal in June 1997 along with increased charges related to the upgrading of the Company's underground storage tanks to meet 1998 environmental regulatory requirements.

     The increase of $140,000 (14.5%) in interest expense during the 1997 period is attributable to the generally higher level of interest rates during the 1997 period as compared to 1996 and to higher debt levels. The increased borrowings were used to fund the Company's investment in its fuel terminal and purchases of equipment to upgrade its underground storage tanks.

     The decline in revenues attributable to the sale of merchandise operations at convenience stores and the increased depreciation and amortization expenses are the primary cause for the loss of $1,297,000 for the first nine months of 1997 as compared to the Company's income of $2,425,000 for the comparable period in 1996.


Liquidity and Capital Resources

     On November 3, 1997, the Company completed a refinancing of its bank debt with another lender. The new Loan Agreement provides the Company with a revolving credit line of up to $15,000,000 (the amount available is related to a borrowing base comprised of the Company's trade receivables and inventories) and a term loan of $8,000,000. Both loans mature on November 1, 2000, and the term loan requires monthly principal payments of $95,000. The loans are secured by the Company's accounts receivable and inventory, equipment, and a negative pledge of other fixed assets.

     Because of the restructuring of this debt, the Company's working capital position improved from a negative $7,410,000 at year end 1996 to a negative $1,127,000 at September 28, 1997. Due to the availability of funds under the Company's revolving credit line which is used to fund working capital needs, the availability of funds under its lease lines of credit which fund a significant portion of routine capital expenditures, its traditional use of customary trade credit, and the fact the most of the Company's sales are for cash, management believes that the Company's operations can be conducted in a customary manner while operating in a negative working capital position.


Changes in Structure of Company

     Under current tax law, the Company can elect to become taxable as a corporation beginning in 1998 (with any distributions made to unitholders being treated as corporate dividends) or to continue as a publicly-traded partnership and pay an excise tax of 3.5% of its gross profit.

     Management considers the latter alternative unacceptable since it would result in the payment of significant taxes even if the Company did not have net earnings. For example, under that alternative, the Company would have paid taxes applicable to 1996 in excess of $1,000,000 even though it reported a significant loss for tax reporting purposes for that year. The option of converting to a corporate form will, in effect, occur if the Company takes no other action.

     However, the Company believes that its unitholders' interests may be best served by separating its retail operations and its real estate holdings. Management's goal is to convert the entity with the real estate holdings into a real estate investment trust ("REIT"), but because of the complexities related to qualifying as a REIT under federal tax laws and regulations, the Company may not be able to obtain that status in the near term. One of the primary criteria for any restructuring of the Company is that it be accomplished in a manner that minimizes the federal income tax effect to the Company and its unitholders.

     A reorganization would likely require approval by the limited partners. The Company is in the process of preparing information to be distributed to the partners that will detail the proposed reorganization and solicit their votes on the matter.


Forward Looking Statements

     Certain of the statements made in this report are forward-looking statements that involve a number of risks and uncertainties. Statements that generally should be considered forward-looking include, but are not limited to, those that contain the words "estimate," "anticipate," "in the opinion of management," "believes," and similar words and phrases. Among the factors that could cause actual results to differ materially from the statements made are the following: general business conditions in the local markets served by the Company's convenience stores, truck stops, and other retail outlets, and its wholesale fuel markets; the weather in the local markets served by the Company; competitive factors such as changes in the locations, merchandise offered, or other aspects of competitors' operations; increases in the cost of fuel and merchandise sold or reductions in the gross profit realized from such sales; expense pressures relating to operating costs, including labor, repair and maintenance, and supplies; and, unanticipated general and administrative expenses, including costs of expansion or financing.





                        EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     10.1 Loan and Security Agreement among FFP Partners, L.P.,
            FFP Operating Partners, L.P., Direct Fuels, L.P., and HSBC Business Loans, Inc., dated October 31, 1997

     27   Financial Data Schedule.




                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FFP PARTNERS, L.P.
                                        Registrant

Date:  November 12, 1997                By:       /s/John H. Harvison
                                              ----------------------------------
                                              John H. Harvison
                                              Chairman and
                                              Chief Executive Officer

Date:  November 12, 1997                By:       /s/Steven B. Hawkins
                                              ----------------------------------
                                              Steven B. Hawkins
                                              Vice President - Finance and
                                              Chief Financial Officer