Form 10-K405
period 1997-12-28
FFP PARTNERS L P
filed 1998-04-13
CIK 811863

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      |X|Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the fiscal year ended December 28, 1997, or

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

          Class A Units of                 American Stock Exchange
   Limited Partnership Interests

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of Class A Units held by non-affiliates of the registrant at March 31, 1998, was $3,208,000. For purposes of this computation, all officers, directors, and beneficial owners of 10% or more of the Class A Units of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and beneficial owners are affiliates.

                             Class A Units 2,234,262
               (Number of units outstanding as of March 31, 1998)

                                      Index

                                                                       Page
Part I
   Item 1.  Business                                                     1
   Item 2.  Properties                                                   5
   Item 3.  Legal Proceedings                                            5
   Item 4.  Submission of Matters to a Vote of Security Holders          5

Part II
   Item 5.  Market for the Registrant's Units and Related
              Security Holder Matters                                    6
   Item 6.  Selected Financial and Operating Data                        8
   Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        8
   Item 7A. Quantitative and Qualitative Disclosures About
              Market Risk                                               10
   Item 8.  Financial Statements and Supplementary Data                 10
   Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                       10

Part III
   Item 10. Directors and Executive Officers of the Registrant          11
   Item 11. Executive Compensation                                      13
   Item 12. Security Ownership of Certain Beneficial Owners
              and Management                                            16
   Item 13. Certain Relationships and Related Transactions              17

Part IV
   Item 14. Exhibits, Financial Statements, Schedules and
              Reports on Form  8-K                                      21
Signatures                                                              23

                                     PART I

Item 1.  Business.

General Background

            FFP Partners, L.P. ("FFPLP" or the "Company"), a Delaware limited partnership, was formed in December 1986, pursuant to the Agreement of Limited Partnership of FFP Partners, L.P. (the "Partnership Agreement"), with FFP Partners Management Company, Inc. ("FFPMC") as its general partner. In May 1987, FFPLP purchased convenience stores, truck stops, other retail motor fuel outlets, and ancillary businesses from affiliates of its general partner. The purchase of these outlets was completed in conjunction with the Company's initial public offering of Class A Units of limited partnership interest. The senior executives of the Company had owned and managed these operations prior to their acquisition by FFPLP, and, through its subsidiaries, FFPLP owned and operated them, and other businesses, until December 1997.

            In December 1997, FFPLP completed a restructuring by which the real estate used in the aforementioned retail operations was retained by FFPLP while the convenience store, truck stop, other retail motor fuel outlets, and other businesses it conducted were transferred to FFP Marketing Company, Inc. ("FFP Marketing"), in exchange for all the common stock of FFP Marketing. The common stock of FFP Marketing was then distributed to the general partner and limited partners of FFPLP.

            The real estate retained by FFPLP was contributed to FFP Properties,
L.P. ("FFP Properties"), a newly formed Texas limited partnership, in exchange for the general partnership interest in FFP Properties. The limited partnership interests in FFPLP held by John H. Harvison, the Chairman and Chief Executive Officer of FFPMC, members of his family, and corporations, partnerships, trusts, and other business entities affiliated with him or his family members (collectively, the "Harvison Family") were exchanged for economically equivalent limited partnership interests in FFP Properties, L.P. In addition, FFP Real Estate Trust, a newly formed Texas real estate investment trust that is wholly owned by FFPMC, became the general partner of FFPLP.

             By virture of this restructuring, all of the non-real estate operating activities of FFPLP were transferred to FFP Marketing and the future business of FFPLP will consist of the ownership and rental of real estate.

            Unless the context requires otherwise, references herein to FFPLP or the Company include its subsidiary and its general partner. References to FFP Marketing include its subsidiaries.

            The Company maintains its principal executive offices at 2801 Glenda Avenue, Fort Worth, Texas 76117-4391; its telephone number is 817.838.4700; its Internet web site is at http://www.ffplp.com.

Business Strategy

            FFPLP intends to expand its real estate holdings through the acquisition of pad retail sites (including convenience stores, truck stops, fast-food restaurants, and other retail outlets) and other real estate. Some of the real estate acquired may be leased to FFP Marketing but it may also be leased to other parties. Although FFPLP will consider investments in any type of real estate, it is anticipated that most initial investments will be in convenience store locations since most of the Company's contacts are in that industry and it has an in-depth knowledge of the economics of those operations. In addition, FFPLP expects that most real estate acquired will be in smaller communities and towns. The Company believes that the larger providers of financing for pad retail sites and other real estate concentrate on larger metropolitan areas. Consequently, the Company believes it can obtain better yields on investments in smaller towns since there is less competition from other sources of financing.

            FFPLP also intends to pursue conversion to a real estate investment trust for federal income tax purposes. Such a conversion may occur through either a "merger" or an "exchange" alternative. In either alternative, FFPLP unitholders would receive shares of FFP Real Estate Trust in place of their FFPLP units and the FFP Real Estate Trust shares would be listed on a securities exchange.

            If FFPLP is able to obtain a ruling from the Internal Revenue Service ("IRS") that a merger of FFPLP and and its general partner, FFP Real Estate Trust, would be tax-free to FFPLP unitholders, then the merger alternative would be used. Under the merger alternative, FFPLP would be merged into its general partner, FFP Real Estate Trust, with FFPLP unitholders receiving shares of FFP Real Estate Trust in exchange for their units of FFPLP.

            If FFPLP is not able to obtain a  favorable  ruling  from the IRS on the merger alternative, then it could convert to a real estate investment trust under the exchange alternative. Under the exchange alternative, FFPLP unitholders would be prohibited from transferring their units to a third party but would be able to require FFPLP's general partner to redeem the units for either shares of FFP Real Estate Trust or cash. FFP Real Estate Trust, not the FFPLP unitholder, would determine whether to redeem the FFPLP units for shares or cash and it is expected that the redemption would be made in exchange for FFP Real Estate Trust shares.

            FFPLP anticipates requesting a revenue ruling from the IRS on the merger alternative within the first half of 1998. However, there can be no assurance that the IRS will respond favorably to the request or about the time-frame within which it will respond.

Competition

            Numerous entities and individuals, many of which have greater financial resources than does FFPLP, compete with it to acquire real estate for use by convenience stores, truck stops, and other retail activities. These entities may be able to accept more risk than FFPLP is willing to undertake. Competition generally may increase the bargaining power of owners seeking to sell their properties, may reduce the number of suitable investment opportunities available to FFPLP, and may decrease the yield achievable on any real estate purchases by FFPLP.

Employees

            At March 31, 1998, FFP Real Estate Trust, general partner of FFPLP, had two executive officers, both of whom hold similar positions with FFP Marketing. FFP Real Estate Trust has entered into a reimbursement agreement with FFP Marketing pursuant to which FFP Marketing will be reimbursed for all of its direct and indirect costs allocable to the management of FFPLP. Neither FFP Real Estate Trust nor FFPLP have any employees.

Government Regulation -- Environmental Regulation

            Substantially all the properties leased by FFPLP to FFP Marketing contain underground storage tanks used for the storage of motor fuel. The underground storage tanks are owned and operated by FFP Marketing and FFP
Marketing is responsible for compliance with all enviornmental regulations regarding such tanks. However, if for any reason FFP Marketing is unable or unwilling to take all actions that may be required under current or future environmental regulations regarding underground storage tanks or other activities, FFPLP could be required to take such actions.

            FFPLP anticipates that any additional properties that it acquires will be subject to similar environmental regulations, either because they will also contain underground storage tanks or for other reasons, and that the lessees of such properties will be responsible for compliance with such environmental regulations.

Federal Income Tax Law

            As a publicly traded partnership, FFPLP pays no federal income tax. Rather, the income or loss of FFPLP is allocated to its partners to be included in their respective tax returns. In addition, (i) the passive loss rules of the Internal Revenue Code are applied separately with respect to items attributable to each publicly traded partnership and (ii) net income from publicly traded partnerships is not treated as passive income.

            At such time as FFPLP might  become a real estate  investment  trust for federal income tax purpose {see Business Strategy}, its earnings will no longer be allocated to its partners but it will not, as an entity, generally be subject to federal income tax. However, it will be required to comply with various complex requirements which limit the nature of its assets and sources of its income. In addition, it will be required to distribute annually to its sharehlders at least 95% of its real estate investment trust taxable income. Differences in timing between the actual receipt of income, the actual payment of deductible expenses in arriving at taxable income, the creation of reserves, and required debt amortization payments could require the Company to borrow funds to meet the 95% distribution requirement even if management believed that the then prevailing market conditions were not favoarable for such borrowings or that the borrowings were not advisable in the absence of such tax considerations.

Forward-Looking Statements

            Certain of the statements made in this report are forward-looking statements that involve a number of risks and uncertainties. Statements that should generally be considered forward-looking include, but are not limited to, those that contain the words "estimate," "anticipate," "in the opinion of management," "believes," and similar phrases. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Among the factors that could cause actual results to differ materially from the forward-looking statements made include the following: changes in real estate conditions, including rental rates and the construction or availability of competing properties; changes in the industry in which FFPLP's sole tenant competes; changes in general economic conditions; the ability of management to identify acquisitions and investment opportunities meeting the FFPLP's investment objectives; the timely leasing of unoccupied properties; timely releasing of currently occupied properties upon expiration of the current leases or the default of the current tenant; the Company's ability to generate funds sufficient to meet its debt service payments and other operating expenses; the inability of FFPLP to control the management and operation of its tenant and the businesses conducted on the Company's properties; financing risks, including the availability of funds to service or refinance existing debt and to finance acquisitions of additional property, changes in interest rates associated with its variable rate debt; the possibility that the Company's existing debt (which requires a so-called "balloon" payment of principal) may be refinanced at a higher interest rate or on other terms less favorable to FFPLP than at present; the existence of complex tax regulations relating to the Company's status as a publicly-traded real estate partnership and, if achieved, to its status as a real estate investment trust and the adverse consequences of the failure to qualify as such; and other risks detailed from time to time in FFPLP's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Item 2. Properties.

            The real estate owned by FFPLP is being leased to FFP Marketing. This real estate is comprised of 78 parcels of land, together will the buildings thereon, and 105 buildings on land leased by FFP Marketing from the Harvison Family. The leases covering the real estate where FFPLP owns both the land and building generally expire in December 2002 with two five-year renewal periods at the sole option of FFP Marketing. If the leases are renewed, the rent will be adjusted by the change in the consumer price index from January 1, 1998, to the date of renewal. The leases covering the buildings that are located on land leased from the Harvison Family terminate concurrently with the underlying land lease (generally, May 2002) and contain renewal provisions consistent with the underlying land lease.

            The rental rates for all the real estate leased by FFPLP to FFP Marketing were determined by FFPLP based on its knowledge of the properties and the general experience of its management in acting as lessor and lessee for similar properties. FFPLP believes that the rental rates paid by FFP Marketing are a fair rental value. However, neither FFPLP nor FFP Marketing engaged any third party advisors or referred to any third party surveys or analyses of rental rates in making this determination.


Item 3.  Legal Proceedings.

            None.


Item 4.  Submission of Matters to a Vote of Security Holders.

            On December 26, 1997, FFPLP held a special meeting of its unitholders to consider approval of the restructuring of FFPLP discussed under Business - General Background, above. At the meeting, 2,200,163 units (59.4%) voted for the restructuring proposal, 37,578 units (1.0%) voted against the restructuring proposal, 3,675 units (0.1%) abstained from voting, and 1,462,789 (39.5%) units did not vote. The restructuring proposal was covered by a proxy statement dated December 11, 1997, filed by FFPLP with the Securities and Exchange Commission and distributed to its unitholders of record as of December 5, 1997.

                                     PART II


Item 5.  Market for the Registrant's Units and Related Security Holder Matters.

            The Class A Units of FFPLP are listed for trading on the American Stock Exchange (symbol "FFP"). At April 2, 1998, there were 189 holders of record of the Class A Units. {See Item 12. Security Ownership of Certain Beneficial Owners and Management.}

            In August 1989, FFPLP entered into a Rights Agreement and distributed to its Unitholders Rights to purchase Units under certain circumstances. Initially the Rights were attached to all Unit Certificates representing Units then outstanding and no separate Rights Certificates were distributed. Under the Rights Agreement, the Rights were to separate from the Units and be distributed to Unitholders following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") had acquired, or obtained a right to acquire, beneficial ownership of 20% or more of Class A Units of FFPLP or all classes of outstanding Units. On August 8, 1994, a group of Unitholders announced that they had an informal understanding that they would vote their Units together as a block. The agreement related to units that constituted approximately 25% of the Class A Units then outstanding. Therefore, the Rights became exercisable on October 7, 1994, the record date for the issuance of the Rights Certificates (the "Distribution Date").

            The Rights currently represent the right to purchase a Rights Unit (which is substantially equivalent to a Class A Unit) of FFPLP at a price of $20.00 per Unit. However, the Rights Agreement provides, among other things, that if any person acquires 30% or more of the Class A Units or of all classes of outstanding Units then each holder of a Right, other than an Acquiring Person, will have the right to receive, upon exercise, Rights Units (or in certain circumstances, other property) having a value of $40.00 per Unit. The Rights will expire on August 13, 1999, and do not have any voting rights or rights to cash distributions.

            The following table sets forth the range of high and low sales prices for the Class A Units of FFPLP as reported on the American Stock Exchange for the periods indicated:

                                                High         Low
                                                     Dollars
        1996
          First Quarter                           8        6 3/16
          Second Quarter                       7 13/16        6
          Third Quarter                         7 5/8         6
          Fourth Quarter                       7 7/16       5 1/8
        1997
          First Quarter                        5-13/16      4-1/4
          Second Quarter                        5-1/8      3-9/16
          Third Quarter                        4-15/16      3-3/8
          Fourth Quarter                        4-1/4      3-1/16

            Following the restructuring of FFPLP in December 1997 discussed earlier in this report and the related distribution of FFP Marketing common stock to FFPLP's unitholders, the price of FFPLP's Class A Units reflects the restructuring. From January 14, 1998 (the date on which FFPLP Class A Units and FFP Marketing common stock began trading separately), through March 31, 1998, FFPLP Class A Units have traded at prices ranging from $1-5/16 to $1-7/8.

            The following table sets forth the distributions declared and paid by FFPLP in 1996:
                                                      Amount per
                                                     Class A and
             Record Date         Date Paid          Class B Unit
           April 10, 1996     April 24, 1996            $0.205
           August 27, 1996    September 11, 1996         0.210

            No distributions were paid in 1997.

            Distributions in the future will be dependent upon the level of earnings and cash flow of FFPLP, expenditures to acquire additional real estate, and requirements for servicing FFPLP's debt. {See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.}

Item 6.  Selected Financial and Operating Data.

                                               December 28, 1997
                                                 (In thousands)

Real property                                      $27,517
Accumulated depreciation                            (9,374)
Real property, net                                 $18,143

Current installments of long-term debt              $1,208
Long-term debt, excluding current installmaent      14,730
Total debt                                         $15,938

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


General

            This discussion should be read in conjunction with the selected financial and operating data, the description of the Company's business operations, and the financial statements and related notes and schedules included elsewhere in this Annual Report on Form 10-K. {See Item 1. Business
- Forward-Looking Statements.}

            Concurrently with the close of its 1997 fiscal year, FFPLP completed a restructuring in which the real estate used in its former retail operations was retained by it while all its other assets and businesses were transferred to FFP Marketing Company, Inc. In addition to retaining the real estate referred to above, FFPLP also retained certain liabilities, principally bank debt and other debt secured by the real estate retained by it. All other liabilities (including trade accounts payable and accrued expenes, money orders payable, deferred income taxes, and obligations under capital leases) were transferred to FFP Marketing.

            Accordingly, FFPLP's business going forward will consist of the leasing and management of its current real estate holdings and the acquisition of additional real properties.

Liquidity and Capital Resources

            In connection with the December 1997 restructuring of FFPLP, the real estate used in its retail operations was retained by FFPLP, along with the year end balances due under a bank revolving credit facility ($7,439,000), a bank term loan ($7,905,000), and other debt ($594,000) securing the real estate. All other businesses, assets and liabilities were transferred to FFP Marketing. However, subsidiaries of FFP Marketing remain liable on the debt retained by FFPLP, pending its refinancing, and could be required to repay the debt if FFPLP is unable to do so. Accordingly, FFPLP has indemnified FFP Marketing against this liability and has granted to FFP Marketing the right to offset any payments FFP Marketing might be required to make on the debt retained by FFPLP against any amounts otherwise due to FFPLP by FFP Marketing.

            Although FFPLP retained the liability for the $7,439,000 due under the revolving credit line portion of the bank debt at the date of the December 1997 restructuring, FFP Marketing retains availability under this revolving credit facility. The revolving credit line provides for borrowings up to $15,000,000, with the amount available at any time related to a borrowing base comprised of FFP Marketing's trade receivables and inventories. To the extent that borrowings under this credit facility fall below the $7,439,000 balance retained by FFPLP they are treated as loans by FFP Marketing to FFPLP and FFPLP will pay interest to FFP Marketing on such amounts at the lender's prime rate, which is same rate that is payable to the lender. FFP Marketing bears the interest cost on any balances under the revolving credit facility that exceed the $7,439,000 amount.

            The revolving credit facility and the bank term loan both bear interest at the lender's prime rate, payable monthly; the term loan requires monthly principal payments of $95,000; and both loans mature in November 2000. The loans are subject to a Loan and Security Agreement among FFP Partners and two companies that prior to the December 1997 restructuring were subsidiaries of FFP Partners but are now subsidiaries of FFP Marketing. The agreement contains various restrictive convenants including financial covenants relating to the maintenance of a specified minimum tangible net worth, a debt to tangible net worth ratio, and a cash flow coverage ratio, all as defined in the agreement. As a result of the restructuring, these ratios are calculated on a combined basis for FFPLP and FFP Marketing. The loans under the agreement are secured by a negative pledge of the assets of FFPLP. They are also secured by FFP Marketing's trade accounts receivable, inventories, and its equipment not otherwise encumbered, and by a negative pledge of its other assets.

            FFPLP expects to refinance the bank and other debt during 1998. FFP Marketing will have no liability for the obligations that refinance the existing debt.

            In addition to refinancing the existing debt, FFPLP is seeking to obtain funds to expand its real estate assets and has had discussions with various lenders who have expressed an interest in providing such financing. However, the Company has not yet received any formal proposals to refinance the current debt or to fund the acquisition of additional properties.

"Year 2000" Computer Issues

            FFPLP uses a various computer software programs to manage its properties. The functioning of such software is subject to problems if it does not properly interpret dates in the year 2000 and beyond. Software which properly handles dates beginning in 2000 is said to be "year 2000 compliant." FFPLP's principal accounting and management information software is currently year 2000 compliant, as is its computer networking and operating system software. The Company believes the cost to modify any incidental software that it uses to make it year 2000 compliant, or to replace such software, will not be material.

            FFPLP is also dependent upon software used in conjunction with or provided by third parties, such as its banks and various governmental authorities that levy taxes on real property. While the direct cost of rendering any such software year 2000 compliant will be borne by others, there could be an adverse impact on the Company's operations if the necessary modifications are not made in a timely manner. The third parties involved are large, sophisticated organizations that the Company believes are responsible in managing their businesses and business relationships and, accordingly, believes that they will take appropriate steps to make their systems year 2000 compliant. However, the Company is in the process of determining if such software is year 2000 compliant, and, if not, the timetable of the respective third parties to make it compliant and will monitor their progress in doing so.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

            Not applicable.


Item 8.  Financial Statements and Supplementary Data.

            The financial statements and supplementary data filed herewith begin on page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            There were no changes in, nor disagreements with, accountants during 1997.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

General Partner

            FFP Real Estate Trust (the "General Partner"), a Texas real estate investment trust formed in December 1997, is the general partner of and manages the affairs and business of FFPLP. FFP Real Estate Trust succeeded FFP Partners Management Company, Inc., as the general partner in conjunction with the restructuring of FFPLP that occurred in December 1997. The Unitholders have no power, as limited partners, to direct, or participate in the control of, the business of FFPLP.

Management of the General Partner

            Set forth below are the names, ages, positions, and business experience of the executive officers and trust managers of FFP Real Estate
Trust:

                 Name               Age              Position
       John H. Harvison             64     Chairman of the Board of Trust
                                             Managers, President, and
                                             Chief Executive Officer
       Steven B. Hawkins            50     Vice President - Finance and
                                             Administration, Secretary,
                                             Treasurer, and Chief Financial
                                             Officer
       Robert E. Garrison, II [1]   56     Trust Manager
       Joseph F. Leonardo [1]       51     Trust Manager
       J. D. St.Clair               63     Trust Manager
       Randall W. Harvison          40     Trust Manager
--------------------------------
[1]  Member of Audit Committee

            John H. Harvison has been Chairman of the Board of FFPLP's general partner since the commencement of FFPLP's operations in May 1987; he is also the Chairman of the Board and Chief Executive Officer of FFP Marketing Company, Inc., which leases all the real estate owned by FFPLP. Mr. Harvison is a founder and an executive officer of each of the companies from which FFPLP initially acquired the retail outlets that were transferred to FFP Marketing in the December 1997 restructuring of FFPLP. He has been active in the retail gasoline business since 1958 and in the convenience store business since 1973. In addition, he has been involved in oil and gas exploration and production, the ownership and management of an oil refinery and other personal investments. In January 1995, Mr. Harvison consented to the entry of a cease and desist order by the United States Office of Thrift Supervision that, among other things, prohibits him from participating in any manner in the conduct of the affairs of federally insured depository institutions. This Order was issued in connection with Mr. Harvison's ownership in a federal savings bank and transactions between him (and companies in which he had an ownership interest) and that institution. In consenting to the issuance of the Order, Mr. Harvison did not admit any of the allegations against him and consented to the issuance of the Order solely to avoid the cost and distraction that would be caused by prolonged litigation to contest the positions taken by the Office of Thrift Supervision. Mr. Harvison is the father of Randall W. Harvison, who is also a Trust Manager of the General Partner.

            Steven B. Hawkins has been Vice President - Finance and Administration, Secretary, and Treasurer of FFPLP's general partner since May 1987. He is also the Vice President - Finance and Administration and Chief Financial Officer of FFP Marketing Company, Inc., which leases all the real estate owned by FFPLP. From April 1980 through December 1987, Mr. Hawkins was employed as Secretary/Treasurer, Controller and Chief Financial Officer by various companies affiliated through common ownership with the General Partner and the former general partner of FFPLP. Prior to joining such affiliates, Mr. Hawkins was employed for nine years by Arthur Andersen & Co., an international public accounting firm. He is a member of both the American Institute of Certified Public Accountants and the Texas Society of CPAs.

            Robert E. Garrison, II, was a director of FFPLP's former general partner from May 1987 until the December 1997 restructuring of FFPLP. He was elected to the Board of Trust Managers of FFP Real Estate Trust in December 1997. Mr. Garrison is a managing partner of Harris, Webb & Garrison, a regional merchant and investment bank, and is also Chairman and Chief Executive Officer of Pinnacle Management & Trust Co., a state chartered independent trust company. From October 1992 through February 1994, Mr. Garrison was Chairman of Healthcare Capital Group, Inc., a regional investment bank focusing on the health care industry. From April 1991 through October 1992, Mr. Garrison was Chairman and Chief Executive Officer of Med Center Bank & Trust, one of the leading independent banks in Houston, Texas. Mr. Garrison served as President of Iroquois Brands, Ltd. ("IBL"), a manufacturer of material handling and construction equipment, pharmaceutical and personal care products, and operator of convenience stores and retail fuel outlets in the United Kingdom from 1989 until September 1990. From 1982 through March 1989, Mr. Garrison served as Executive Vice President and director of Lovett Mitchell Webb & Garrison, Inc. ("LMW&G"), one of the representatives of the underwriters in the initial public offering of the Company in May 1987, where he managed the Investment Research and Investment Banking Division, and Boettcher & Company, Inc., which acquired LMW&G in September 1987. From 1971 to 1982, Mr. Garrison was First Vice President and Director of Institutional Research at Underwood Neuhaus & Co. From 1969 to 1971, Mr. Garrison was Vice President of BDSI, a venture capital subsidiary of General Electric.

            Joseph F. Leonardo was elected to the Board of Trust Managers of FFP Real Estate Trust in December 1997. Since August 1992, Mr. Leonardo has been President and Chief Executive Officer of Leonardo Management Corporation, which provide strategic planning, market positioning, and other sales and marketing consulting services. Mr. Leonardo also operates Convenience Directions which publishes Info Marketing, a convenience store industry newsletter. Prior to forming Leonardo Management, Mr. Leonardo served in various executive positions with several convenience store operators.

            J. D. St.Clair was a director of FFPLP's former general partner from May 1987 until the December 1997 restructuring of FFPLP. He was elected to the Board of Trust Managers of FFP Real Estate Trust in December 1997. Mr. St.Clair is also a director of FFP Marketing Company, Inc., which leases all the real estate owned by FFPLP, and has been Vice President - Fuel Supply and Distribution of FFP Marketing, and its predecessor, since May 1987. Mr. St.Clair is a founder and an executive officer of several of the companies from which FFPLP initially acquired the retail outlets that were transferred to FFP Marketing in the December 1997 restructuring of FFPLP. He has been involved in the retail gasoline marketing and convenience store business since 1971. Prior to 1971, Mr. St.Clair performed operations research and system analysis for Bell Helicopter, Inc., from 1967 to 1971; for the National Aeronautics and Space Administration from 1962 to 1967; and Western Electric Company from 1957 to 1962.

            Randall W. Harvison was elected to the Board of Trust Managers in December 1997. He is an attorney and has been engaged in a solo practice in Fort Worth, Texas, since 1994. Since 1987, Mr. Harvsion has also been an employee of a subsidiary of FFP Marketing (a former subisidiary of FFPLP) and of various companies controlled by the Harvison Family that are engaged in real estate investment and management and other investment activities. Randall W. Harvison is the son of John H. Harvison, the Chairman of the Board of Trust Managers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

            Regulations issued under the Securities Exchange Act of 1934 require certain persons to report their holdings of the Company's Class A and Class B Units to the Securities and Exchange Commission ("SEC") and to the Company. To the best of the Company's knowledge, based upon copies of reports and other representations provided to the Company, all 1997 reports required under Section 16 of the Securities Exchange Act of 1934 were filed in a timely manner except that the following reports were filed late: (i) report for the month of December setting forth the year-end holdings for Robert E. Garrison, II; (ii) report for the month of December setting forth the year-end holdings and changes in the price of options to acquire Class A Units due to the December 1997 restructuring of FFPLP for Steven B. Hawkins; (iii) report for the month of December 1997 reporting the initial holdings for Joseph F. Leonardo; (iv) report for the month of December 1997 reporting the disposition of Class A Units and Class B Units and changes in the price of options to acquire Class A Units, all due to the December 1997 restructuring of FFPLP, for John H. Harvison and for J. D. St.Clair; and (v) report for the month of December 1997 reporting the disposition of Class A Units and Class B Units due to the December 1997 restructuring of FFPLP for Randall W. Harvison.


Item 11.  Executive Compensation.

            The Company reimburses its general partner for all of its direct and indirect costs (principally officers' compensation and other general and administrative costs) allocable to the Company.

            Each trust manager who is not an officer or employee of the general partner or the Company receives an annual retainer of $4,000 plus $1,000 for each Board meeting, or committee meeting not held in conjunction with a Board meeting, which he attends and $500 for each telephone meeting in which he participates. Each director is also reimbursed for expenses related to attendance at board meetings.

            In addition, non-employee trust managers are generally granted options to acquire 25,000 Class A Units at the fair market value of the underlying units on the date of grant. The options become exercisable with respect to one-third of the units covered thereby on each of the anniversary dates following the grant and expire ten years after grant. In the event of a change in control of the Company, any unexercisable portion of the options will become immediately exercisable. Upon exercise, the option price may be paid, in whole or in part, in Class A Units owned by the trust manager.

            Trust managers who are officers or employees of the general partner or the Company receive no additional compensation for attendance at Board or committee meetings.

Summary Compensation Table

            The following table provides information regarding compensation paid during each of FFPLP's last three fiscal years to its general partner's Chief Executive Officer and to each other executive officer who earned salary and bonus of more than $100,000 in the latest fiscal year. The amounts reported below are the payments made to officers of FFPLP's former general partner. In connection with the December 1997 restructuring of FFPLP, the former general partner was replaced by FFP Real Estate Trust. Mr. Harvison is the Chairman, President, and Chief Executive Officer of FFP Real Estate Trust.

                           Summary Compensation Table
                                                     Annual Compensation
                                                     -------------------
                                                                  Other
                                                                  Annual
                                                                  Compen-
     Name and Principal Position          Year        Salary      sation

John H. Harvison                          1997       $135,000        -
Chairman and Chief Executive Officer      1996        137,597[1]     -
                                          1995        135,000        -

Robert J. Byrnes [2]                      1997       $135,000        -
President, Chief Operating Officer        1996        137,597[1]     -
  and Director                            1995        135,000        -

--------------------
[1]The annual salaries did not change from 1995 to 1996. The Company pays its employees on a weekly basis and there were 53 pay periods in 1996 vs 52 pay periods in 1997 and 1995.

[2]In connection with the December 1997  restructuring of FFPLP, FFP Real Estate
   Trust became the general partner of FFPLP. Mr. Byrnes is not a trust manager, officer, or employee of FFP Real Estate Trust. There were no long-term compensation awards or payouts during any of the last three years.

            FFP Real Estate Trust, the general partner of FFPLP, and FFP Marketing have entered into a reimbursement agreement pursuant to which FFP Real Estate Trust will reimburse FFP Marketing for all direct and indirect costs (principally officers' compensation and other general and administrative costs) paid by FFP Marketing that are allocable to FFP Real Estate Trust. The reimbursement for officers' compensation costs incurred by FFP Marketing in connection with FFP Real Estate Trust's activities will be determined by the amount of time management and other personnel spend on activities of FFP Real Estate Trust compared to the amount of time they spend on activities of FFP Marketing. Since FFP Real Estate Trust's only activity is to serve as the general partner of FFPLP, all of FFP Real Estate Trust's costs and expenses will be borne by FFPLP. The costs to be reimbursed to FFP Marketing by FFP Real Estate Trust for 1998 are expected to be approximately $200,000.

            Options Exercised during Fiscal 1997 and Fiscal Year End Option Values. All options held by directors, officers, and employees to acquire Class A Units of FFPLP that were outstanding at the completion of the December 1997 restructuring of FFPLP were divided into separate options to purchase Class A Units of FFPLP and a like number of FFP Marketing common shares. The exercise price for the existing FFPLP unit options was divided between the two new options in proportion to the average closing price on the American Stock Exchange of FFPLP Class A Units and FFP Marketing common shares during the first month of trading following completion of the restructuring.

            The following table provides information about options to purchase FFPLP Class A Units exercised during the last fiscal year and the value of unexercised options to purchase FFPLP units held at the end of the fiscal year by the named executive officers:

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
                             (#)       ($)         (#)               ($) [1]
         Name and                              Exercisable/       Exercisable/
    Principal Position                         Unexercisable      Unexercisable

John H. Harvison            - 0 -    - 0 -       40,000/0             $0/$0
Chairman and Chief
  Executive Officer

Robert J. Byrnes [2]        - 0 -    - 0 -       35,000/0             $0/$0
President, Chief
  Operating Officer, and
  Director
---------------------
[1]The closing price for the Company's Class A Units as reported by the American
   Stock Exchange on December 26, 1997, the last day of trading prior the end of the Company's fiscal year was $3.75. The value shown is calculated by multiplying the difference between this closing price and the option exercise price times the number of units underlying the option.

[2]In connection with the December 1997  restructuring of FFPLP, FFP Real Estate
   Trust became the general partner of FFPLP. Mr. Byrnes is not a trust manager, officer, or employee of FFP Real Estate Trust.

   Item 12. Security Ownership of Certain Beneficial Owners and Management.

Class A Units

            The following table sets forth as of March 28, 1998, information regarding the only persons known by the Company to own, directly or indirectly, more than 5% of its Class A Units:

                                           Amount and      Percent
                                            Nature of       of Class
           Name and Address                Beneficial
         of Beneficial Owner                Ownership

Edmund & Mary Shea Real Property Trust       126,700         5.7%
Edmund H. Shea, Jr., Trustee                  Direct
655 Brea Canyon Road
P. O. Box 489
Walnut, California  91789-0489

            The following table sets forth as of March 28, 1998, information with respect to the Class A Units beneficially owned by all trust managers and executive officers of FFP Real Estate Trust, the general partner of FFPLP (such information is based on ownership reported to the Company by such persons):

                                           Amount and Nature        Percent
                                             of Beneficial             of
    Name of Beneficial Owner                 Ownership [1]          Class [1]

John H. Harvison, Chairman and President       40,000 [2]             1.8%
Steven B. Hawkins, Vice President              26,300 [3]             1.2%
Robert E. Garrison, II, Trust Manager          86,805 [4]             3.7%
Joseph F. Leonardo, Trust Manager                   0                 0.0%
J. D. St.Clair, Trust Manager                  37,400 [5]             1.6%
Randall W. Harvison, Trust Manager                  0                 0.0%
All directors and executive officers
  as a group (6 persons)                      190,505                 8.5%
------------------------------------------------------
[1]Based on 2,234,262 FFPLP Class A Units outstanding. FFPLP Class A Units that an individual has the right to acquire within 60 days pursuant to the exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of such individual but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group shown in the table.

[2]Consists of options to acquire 40,000 units.

[3]Includes 1,300 units held by an Individual Retirement Account for the benefit of Mr. Hawkins and options to acquire 25,000 units.

[4]Includes  79,751 units held  directly  and 7,054 units held by an  Individual
   Retirement Account for the benefit of Mr. Garrison.

[5] Includes 7,400 units held directly and options to acquire 30,000 units.


General Partner

            FFP Real Estate Trust is the General Partner of FFPLP and, as such, makes all decisions relating to the management of FFPLP. A company indirectly owned by John H. Harvison and members of his immediate family is the sole shareholder of FFP Real Estate Trust.


Item 13.  Certain Relationships and Related Transactions.

Related Transactions

            FFP Real Estate Trust, the general partner of FFPLP, and FFP Marketing have entered into a reimbursement agreement pursuant to which FFP Real Estate Trust will reimburse FFP Marketing for all direct and indirect costs (principally officers' compensation and other general and administrative costs) paid by FFP Marketing that are allocable to FFP Real Estate Trust. The reimbursement for officers' compensation costs incurred by FFP Marketing in connection with FFP Real Estate Trust's activities will be determined by the amount of time management and other personnel spend on activities of FFP Real Estate Trust compared to the amount of time they spend on activities of FFP Marketing. Since FFP Real Estate Trust's only activity is to serve as the general partner of FFPLP, all of FFP Real Estate Trust's costs and expenses will be borne by FFPLP. The costs to be reimbursed to FFP Marketing by FFP Real Estate Trust for 1998 are expected to be approximately $200,000.

            As a result of the December 1997 restructuring of FFPLP, FFPLP and two of its former subsidiaries that are now subsidiaries of FFP Marketing are jointly liable on substantially all the debt that was transferred to FFPLP in the restructuring. FFPLP has indemnified FFP Marketing (and its subsidiaries) against this liability and has granted to FFP Marketing the right to offset any payments FFP Marketing might be required to make on the debt retained by FFPLP against any amounts otherwise due to FFPLP by FFP Marketing.

            FFP Marketing leases buildings or land and buildings for some of its retail outlets from FFP Partners, L.P. John H. Harvison, Chairman and Chief Executive Officer of FFP Marketing, and Steven B. Hawkins, Vice President - Finance and Chief Financial Officer of FFP Marketing, hold similar positions with FFP Partners, L.P. In addition, companies owned directly or indirectly by Mr. Harvison and members of his immediate family and/or other members of the senior management of FFP Marketing hold corresponding ownership interests in FFP Partners. The leases on these properties were entered into in conjunction with the restructuring of FFP Partners that was completed in December 1997 in which the non-real estate assets and businesses of FFP Partners were transferred to FFP Marketing while the real estate used in the retail operations was retained by FFP Partners. The lease rates for the locations were established based on knowledge of the properties by the management of FFP Partners and FFP Marketing and their general experience in acting as lessor and lessee for similar properties. The management of FFP Marketing believes that the lease rates are comparable to leases that could be entered into with unrelated third parties. However, FFP Marketing did not engage any third party advisors or refer to any third party surveys or analyses of rental rates in making this determination. Since these leases were effective concurrently with the approval of the restructuring of FFP Partners which occurred at the close of FFP Partners' 1997 fiscal year, no lease payments were made by FFP Marketing during its 1997 fiscal year. However, FFP Marketing anticipates that it will pay approximately $2,430,000 in lease payments for these properties during fiscal 1998.

            Prior to the December 1997 restructuring of FFPLP, in the conduct of the retail businesses previously conducted by it, FFPLP leased land or land and buildings for some of its retail outlets and some administrative and executive office facilities from various entities directly or indirectly owned by Messrs. John H. Harvison (and/or members of his immediate family), Robert J. Byrnes, J.
D. St.Clair, and Garland R. McDonald, all of whom were on the Board of FFPLP's previous general partner. During fiscal 1997, the Company paid $908,000 to such entities with respect to these leases. FFPLP believes the leases with these affiliates are on terms that are more favorable to the Company than terms that could have been obtained from unaffiliated third parties for similar properties. These leases have been assumed by FFP Marketing in connection with the December 1997 restructuring.

            John H. Harvison, Chairman and Chief Executive Officer of FFPLP's former general partner, owns 50% of Product Supply Services, Inc. ("Product Supply"), which provided consulting services and acted as an agent for the Company in connection with the procurement of motor fuel for sale by the Company, prior to the December 1997 restructuring. Product Supply provided such services to the Company pursuant to an agreement providing that the Company will pay Product Supply $5,000 per month, supply it with office space and support services, such as telephone and clerical assistance, and pay its reasonable out-of-pocket costs in providing such services. The agreement may be canceled either by the Company or Product Supply upon sixty days' written notice. During fiscal year 1997, the Company paid $68,000 to Product Supply for its services. This agreement has been assumed by FFP Marketing in connection with the December 1997 restructuring.

            E. Michael Gregory, a Director of FFPLP's former general partner, is the owner and president of Gregory Consulting, Inc. ("Gregory Consulting"), which provided engineering, consulting, and other similar services to the Company prior to the December 1997 restructuring. During fiscal year 1997, the Company paid Gregory Consulting $265,000 for such services.

            Because, under Texas law, the Company was not permitted to hold licenses to sell alcoholic beverages at its former retail outlets in Texas, it had entered into agreements with Nu-Way Beverage Company ("Nu-Way Beverage"), a company wholly owned by John H. Harvison, under which Nu-Way Beverage sold alcoholic beverages at the Company's former retail outlets in Texas. Under this agreement, the Company received rent and a management fee relative to the sale of alcoholic beverages and it loaned funds to Nu-Way Beverage to pay for alcoholic beverage purchases. The Company received interest on such funds at 1/2% above the prime rate charged by a major commercial bank and the loan was secured by the alcoholic beverage inventory located in the Company's Texas outlets. During 1997, the highest balance due under this loan was $431,000 and the balance at the end of the year was $426,000. During 1997, Nu-Way Beverage sold $8,330,000 of alcoholic beverages at the Company's Texas outlets. After deducting cost of sales and other expenses related to these sales, including $1,355,000 of rent, management fees, and interest paid to the Company, Nu-Way Beverage had earnings of $83,000 from sales of alcoholic beverages at the Company's outlets. In conjunction with the restructuring, the agreements related to this arrangement were assumed by FFP Marketing.

            In June 1994, the Company concluded the settlement of a lawsuit which it had filed against Nu-Way Oil Company and Nu-Way Distributing Company
(the "Nu-Way Companies"), both of which are controlled by John Harvison and members of his immediate family, and a related suit which the Nu-Way Companies had filed against the Company. Under the settlement, all claims in both of the lawsuits were dismissed and the Company received cash, a promissory note from an affiliated company (secured by first and second liens on real estate), and title to a convenience store which was being leased by the Company from an affiliate. The Company estimated the assets it received had an aggregate value of $485,000. The affiliated companies received approximately $65,000 in cash (held in the Registry of the Court) and 30,000 Class B Units owned by an affiliate that were being held by an escrow agent. This agreement was approved by the disinterested directors of the General Partner. The note which the Company received in connection with this settlement is to be repaid over five years, with interest at 9.5%; the highest balance outstanding during 1997 under the note was $65,000, and the balance outstanding at year end 1997 was $44,000. This note was transferred to FFP Marketing in connection with the December 1997 restructuring of FFPLP.

            The Company provides vehicles to various employees, primarily field supervisory personnel, in conjunction with the performance of their employment duties. In 1997, the Company purchased vehicles totaling $106,000 from EZ Auto, L.L.C., a company 50%-owned by members of John H. Harvison's immediate family. Management believes that the cost of these vehicles was comparable to that which could have been obtained from unrelated third parties for similar vehicles.

            In 1980 and 1982, certain of the Affiliated Companies granted to E-Z Serve, Inc. ("E-Z Serve"), the right to sell motor fuel at retail for a period of ten years at certain outlets owned or leased by companies controlled, directly or indirectly, by John H. Harvison and members of his immediate family or their affiliates. All rights to commissions under these agreements and the right to sell motor fuel at wholesale to E-Z Serve at such locations were assigned to the Company on May 21, 1987, in connection with the acquisition of its initial base of retail operations. In December 1990, in connection with the expiration or termination of the agreements with E-Z Serve, the Company entered into agreements with Thrift Financial Co. ("Thrift Financial"), a company owned and controlled by members of John H. Harvison's immediate family, which grant to the Company the exclusive right to sell motor fuel at certain retail locations. The terms of these agreements are comparable to agreements that the Company has with other unrelated parties. During fiscal 1997, the Company paid Thrift Financial $323,000 under these agreements. These agreements were transferred to FFP Marketing in connection with the restructuring.

            Cost Allocations. Prior to the December 1997 restructuring of FFP Partners, the affairs of the Company were managed by its General Partner. The General Partner made determinations with respect to costs incurred by it (whether directly or indirectly through its affiliates) that were reimbursed by the Company. The Company reimbursed the General Partner and any of its affiliates for direct and indirect general and administrative costs, principally officers' compensation and associated expenses, related to the business of the Company. The reimbursement was based on the time devoted by employees to the Company's business or upon such other reasonable basis as was determined by the General Partner. In fiscal 1997, the Company reimbursed the General Partner and its affiliates $763,000 for such expenses.

            During 1997, the Company paid $386,000 to affiliates to reimburse them for legal fees they had paid that benefited the Company. This payment was the final portion of an amount which had been accrued in 1996.

                                     PART IV


Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

                  (1)  Financial Statements.

                  See Index to  Financial  Statements  and  Financial  Statement
               Schedules on page F-1 hereof.

                  (2)  Financial Statement Schedules.

                  None.

                  (3) Exhibits.

               3.1 Amended and Restated Certificate of Limited Partnership of FFP Partners, L.P. {1 - Ex.
                      3.7}
               4.1 Amended and Restated Agreement of Limited Partnership of FFP Partners, L.P., dated May 21, 1987, as amended by the First Amendment to Amended and Restated Agreement of Limited Partnership dated August 14, 1989, and by the Second Amendment to Amended and Restated Agreement of Limited Partnership dated July 12, 1991. {2 - Ex 4.1}
               4.2 Third Amendment to Amended and Restated Agreement of Limited Partnership of FFP Partners, L.P., dated as of December 28, 1997. {4}
               4.3  Rights  Agreement  dated as of August 14, 1989,
                      between the  Company and NCNB Texas  National
                      Bank, as Rights Agent.  {3 - Ex. 1}
              10.1  Nonqualified Unit Option Plan of FFP Partners,
                      L.P.   {1  -  Ex.  10.2}
              10.2  Form of Lease Agreement between FFP Properties, L.P., and
                      FFP Operating Partners, L.P. {4}
              10.3  Form of Building Lease Agreement between FFP Properties,
                      L.P., and FFP Operating Partners, L.P. {4}
              10.4 Loan Agreement among FFP Partners, L.P., FFP Operating Partners, L.P., Direct Fuels, L.P., and HSBC Business Loans, Inc., dated October 31, 1997. {4}
              21.1  Subsidiary of the Registrant.  {4}
              23.1  Consent of KPMG Peat Marwick LLP. {4}
                27  Financial data schedule. {4}
-----------------------------------
               {1} Included as the indicated exhibit in the Partnership's Registration Statement on Form S-1 (Registration
                    No. 33-12882) dated May 14, 1987, and incorporated herein by reference.
               {2} Included as the indicated exhibit in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 27, 1992, and incorporated herein by reference.
               {3} Included as the indicated exhibit in the Partnership's registration statement on Form 8-A dated as of August 29, 1989, and incorporated herein by reference.
               {4}  Included herewith.

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

Dated:  April 13, 1998                   FFP Partners, L.P.
                                         (Registrant)

                                         By: FFP Real Estate Trust
                                             General Partner

                                             By: /s/ John H. Harvison
                                                 ------------------------------
                                                 John H. Harvison
                                                 President

                   -----------------------------------------

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of April 13, 1998.

/s/ John H. Harvison              President and Chief Executive
---------------------------------   Officer  and Trust Manager of FFP
John H. Harvison                    Real Estate Trust (Principal
                                    executive officer)

/s/ Steven B. Hawkins             Vice President - Finance and
---------------------------------   Administration, and Chief
Steven B. Hawkins                   Financial Officer of FFP Real
                                    Estate Trust (Principal financial
                                    and accounting officer)

                                  Trust Manager of FFP Real Estate
---------------------------------   Trust
Robert E. Garrison, II

                                  Trust Manager of FFP Real Estate
---------------------------------   Trust
Joseph F. Leonardo

/s/ J. D. St.Clair                Trust Manager of FFP Real Estate
---------------------------------   Trust
J. D. St.Clair

/s/ Randall W. Harvison           Trust Manager of FFP Real Estate
---------------------------------   Trust
Randall W. Harvison

Item 8.  Index to Financial Statements

                                                                 Page
                                                                Number
Independent Auditors' Report                                     F-2
Consolidated Balance Sheet as of December 28, 1997               F-3
Notes to Consolidated Financial Statements                       F-4

                          Independent Auditors' Report



The Partners
FFP Partners, L.P.:

            We have audited the accompanying consolidated balance sheet of FFP Partners, L.P. (a Delaware Limited Partnership) and subsidiary as of December 28, 1997. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

            We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit of a balance sheet includes examining, on a test basis, evidence supporting the amounts and disclosures in that balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

            In our opinion, the consolidated balance sheet referred to above presents fairly, in all material respects, the financial position of FFP Partners, L.P. and subsidiary as of December 28, 1997, in conformity with generally accepted accounting principles.





                                             KPMG Peat Marwick LLP


Fort Worth, Texas
March 17, 1998

                       FFP Partners, L.P., and Subsidiary
                           Consolidated Balance Sheet
                                December 28, 1997
                                 (In thousands)


                                                          1997
                        Assets
Current Assets
   Prepaid expenses                                       $196

Real Property
    Land and improvements                                6,026
    Buildings                                           21,491
                                                       -------
                                                        27,517
    Accumulated depreciation                            (9,374)
                                                       -------
                                                        18,143
                                                       -------
Total Assets                                           $18,339
                                                       =======

          Liabilities and Partners' Capital

Current Liabilities
   Current installments of long-term debt               $1,208

Long-term debt, excluding current installments          14,730
                                                       -------
      Total Liabilities                                 15,938

Minority interest in subsidiary                            960

Commitments and contingencies

Partners' Capital
    Limited partners' equity                             1,418
    General partner's equity                                23
                                                       -------
      Total Partners' Capital                            1,441
                                                       -------

Total Liabilities and Partners' Capital                $18,339
                                                       =======


             See accompanying notes to consolidated balance sheet.

                       FFP Partners, L.P., and Subsidiary
                       Notes to Consolidated Balance Sheet
                                December 28, 1997



1.  Basis of Presentation

(a)  Organization of Company

            FFP Partners, L.P. ("FFPLP" or the "Company"), a Delaware limited partnership, was formed in December 1986, pursuant to the Agreement of Limited Partnership of FFP Partners, L.P. (the "Partnership Agreement"), with FFP Partners Management Company, Inc. ("FFPMC") as its general partner. In May 1987, FFPLP purchased convenience stores, truck stops, other retail motor fuel outlets, and ancillary businesses from affiliates of its general partner. The purchase of these outlets was completed in conjunction with the Company's initial public offering of Class A Units of limited partnership interest. Through its subsidiaries, FFPLP owned and operated these outlets, and other businesses, until December 1997.

            In December 1997, FFPLP completed a restructuring by which the real estate used in the aforementioned retail operations was retained by FFPLP while the convenience store, truck stop, other retail motor fuel outlets, and other businesses it conducted were transferred to FFP Marketing Company, Inc. ("FFP Marketing"), in exchange for all the common stock of FFP Marketing. The common stock of FFP Marketing was then distributed to the general partner and limited partners of FFPLP. The assets and liabilities in the accompanying consolidated balance sheet of FFPLP have been reflected at the historical carrying values of the predecesor entity prior to the restructuring. Accordingly, no gain or loss was recognized as a result of the 1997 restructuring.

            The real estate retained by FFPLP was contributed to FFP Properties,
L.P. ("FFP Properties"), a newly formed Texas limited partnership, in exchange for the general partnership interest in FFP Properties. The limited partnership interests in FFPLP held by John H. Harvison, the Chairman and Chief Executive Officer of FFPMC, members of his family, and corporations, partnerships, trusts, and other business entities affiliated with him or his family members (collectively, the "Harvison Family") were exchanged for economically equivalent limited partnership interests in FFP Properties, L.P. In addition, FFP Real Estate Trust, a newly formed Texas real estate investment trust that is wholly owned by FFPMC, became the general partner of FFPLP.

            By virture of this restructuring, all of the operating activities of FFPLP were transferred to FFP Marketing and FFPLP's future business will consist of the ownership and rental of real estate.

            The Company owns the real estate and conducts its rental activities through FFP Properties, in which it owns a 60% general partner interest. The minority interest in subsidiary on the consolidated balance sheet represents the Harvison Family's 40% limited partnership interest in FFP Properties.

(b)  Consolidation

            The consolidated financial statement includes the accounts of the Company and its majority owned subsidiary. All significant intercompany accounts and transactions are eliminated in the consolidated financial statement.


2.  Significant Accounting Polices

(a)  Real Property

            Real property is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, which range from five to twenty years.

(b)  Fair Value of Financial Instruments

            The carrying amount of long-term debt approximates fair value due to the variable interest rate on substantially all such obligations.

(c)  Units Issued and Outstanding

            The equity interests in the Company are comprised of Class A Units of Limited Partnership interest and units representing the general partner interest. The units issued and outstanding at year end 1997, after giving effect to the restructuring, were as follows:

                                                 1997
                       Limited partner        2,234,262
                       General partner           37,416

            The Company's limited partner units are traded on the American Stock Exchange. The general partner units are held by its sole general partner, FFP Real Estate Trust.

(d)  Use of Estimates

            The  use  of  estimates   is  required  to  prepare  the   Company's
consolidated financial statement in conformity with generally accepted accounting principles. Although management believes that such estimates are reasonable, actual results could differ from the estimates.

(e)  Impairment of Long-Lived Assets

            The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

(f)  Rental Revenue

            The Company recognizes rental revenues when earned.

(g)  Unit Option Plan

            The Company accounts for its unit option plan in accordance with the provisions of Accounting Principles Board ("APB") Option No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded only if the current market price of the underlying unit on the date of the grant of the option exceeded the exercise price of the option.

(g)  Income Taxes

            As a publicly traded partnership, FFPLP pays no federal income tax. Rather, the income or loss of FFPLP is allocated to its partners to be included in their respective tax returns. The net difference between the tax bases and the reported amounts of assets and liabilities at year end 1997 is $4,923,000.


3.  Notes Payable and Long-Term Debt

            In connection with the December 1997 restructuring of FFPLP, the Company retained the obligation for the year end balances due under a bank revolving credit facility ($7,439,000), a bank term loan ($7,905,000), and other debt ($594,000) securing the real estate it also retained. However, subsidiaries of FFP Marketing remain liable on the debt retained by FFPLP, pending its refinancing, and could be required to repay the debt if FFPLP is unable to do so. Accordingly, FFPLP has indemnified FFP Marketing against this liability and has granted to FFP Marketing the right to offset any payments FFP Marketing might be required to make on the debt retained by FFPLP against any amounts otherwise due to FFPLP by FFP Marketing.

            Although FFPLP retained the liability for the $7,439,000 due under the revolving credit line portion of the bank debt at the date of the December 1997 restructuring, FFP Marketing retains availability under this revolving credit facility. The revolving credit line provides for borrowings up to $15,000,000, with the amount available at any time related to a borrowing base comprised of FFP Marketing's trade receivables and inventories. To the extent that borrowings under this credit facility fall below the $7,439,000 balance retained by FFPLP they are treated as loans by FFP Marketing to FFPLP and FFPLP will pay interest to FFP Marketing on such amounts at the lender's prime rate, which is same rate that is payable to the lender. FFP Marketing bears the interest cost on any balances under the revolving credit facility that exceed the $7,439,000 amount.

            The revolving credit facility and the bank term loan both bear interest at the lender's prime rate, payable monthly; the term loan requires monthly principal payments of $95,000; and both loans mature in November 2000. The loans are subject to a Loan and Security Agreement among FFP Partners and two companies that prior to the December 1997 restructuring were subsidiaries of FFP Partners but are now subsidiaries of FFP Marketing. The agreement contains various restrictive convenants including financial covenants relating to the maintenance of a specified minimum tangible net worth, a debt to tangible net worth ratio, and a cash flow coverage ratio, all as defined in the agreement. As a result of the restructuring, these ratios are caculated on a combined basis for FFPLP and FFP Marketing. As of year end, FFPLP and FFP Marketing were not in compliance with certain requirements under the loan agreement; the lender has waived declaring a default due to such noncompliance. The loans under the agreement are secured by a negative pledge of the assets of FFPLP. They are also secured by FFP Marketing's trade accounts receivable, inventories, and its equipment not otherwise encumbered, and by a negative pledge of its other assets.

            FFPLP expects to refinance the bank and other debt during 1998.  The
Company   anticipates  that  FFP  Marketing  will  have  no  liability  for  the obligations that refinance the existing debt.

            The Company has other notes payable which bear interest at 6% to 10% and are due in monthly or annual installments through 2012. Such notes are secured by land and had aggregate balances of $594,000 at December 28, 1997.

            The aggregate fixed maturities of long-term debt for each of the five yeras subsequent to 1997 are as follows:

                                         (In thounsands)
                     1998                    $1,208
                     1999                     1,299
                     2000                    13,118
                     2001                        55
                     2002                        53
                     Thereafter                 205
                                            -------
                                            $15,938
                                            =======

4. Nonqualified Unit Option Plan and Unit Purchase Rights.

           The Company has outstanding at year end 1997 nonqualified options to acquire 241,999 Class A Units. Such options were granted under its Nonqualified Unit Option Plan and a Nonqualified Unit Option Plan for Nonexecutive Employees. The Nonqualified Unit Option plan has terminated and no further options under it may be granted. There are 37,998 units available for grant under the Nonqualified Unit Option Plan for Nonexecutive Employees.

            All options to acquire Class A Units of FFPLP that were outstanding at the completion of the December 1997 restructuring of FFPLP were divided into separate options to purchase Class A Units of FFPLP and a like number of FFP Marketing common shares. The exercise price for the existing FFPLP unit options was divided between the two new options in proportion to the closing price on the American Stock Exchange of FFPLP Class A Units and FFP Marketing common shares. The adjusted exercise prices of the unit options outstanding at year end 1997 are:

                         Exercise     Options
                          Price     Outstanding
                         $1.211       165,333
                          1.252         6,666
                          1.393        20,000
                          1.938        25,000
                          2.261        25,000
                                      -------
                                      241,999
                                      =======

            The weighted average exercise price of outstanding options at year end was $1.41 with a remaining contractual life of 5.5 years. The weighted average exercise price of the 205,333 options exercisable at year end was $1.36.

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

            The Rights currently represent the right to purchase a Rights Unit (which is substantially equivalent to a Class A Unit) of the Company at a price of $20.00 per Unit. However, the Rights Agreement provides, among other things, that if any person acquires 30% or more of the Class A Units or of all classes of outstanding Units then each holder of a Right, other than an Acquiring Person (as defined in the Rights Agreement), will have the right to receive, upon exercise, Rights Units (or in certain circumstances, other property) having a value of $40.00 per Unit. The Rights will expire on August 13, 1999, and do not have any voting rights or rights to cash distributions.


5.  Leases.

            The real property owned by the Company is being leased to FFP Marketing under operating leases which generally expire in 2002 with two five-year renewal periods at the sole option of FFP Marketing. Future minimum rent under these leases is $2,430,000 annualy through 2002.