Form 10-Q
period 1998-03-31
FFP PARTNERS L P
filed 1998-05-20
CIK 811863

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q




      |X|Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 1998, or

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

                 2801 Glenda Avenue; Fort Worth, Texas 76117-439
          (Address of principal executive office, including zip code)

                                  817/838-4700
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No





                             Class A Units 2,234,262
                (Number of units outstanding as of May 15, 1998)

                       FFP PARTNERS, L.P., AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998, AND DECEMBER 28, 1997
                                 (In thousands)
                                   (Unaudited)



                                                    March 31,    December 28
                                                      1998          1997
                                     ASSETS
Current Assets
   Prepaid expenses                                    $245          $196

Real Property
    Land and improvements                             6,016         6,026
    Buildings                                        21,489        21,491
                                                     27,505        27,517
    Accumulated depreciation                         (9,655)       (9,374)
                                                     17,850        18,143

Other Assets                                             49             0

      Total Assets                                  $18,144       $18,339


                        LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
   Current installments of long-term debt            $1,158        $1,208
    Due to affiliated company                         2,918             0
    Accrued liabilities                                  88             0
            Total current liabilities                 4,164         1,208

Long-term debt, excluding current                    11,645        14,730
installments
      Total Liabilities                              15,809        15,938

Minority interest in subsidiary                         941           960

Commitments and contingencies

Partners' Capital                                     1,394         1,441

      Total Liabilities and Partners' Capital       $18,144       $18,339


     See accompanying notes to condensed consolidated financial statements.

                       FFP PARTNERS, L.P., AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 1998
                                 (In thousands)
                                   (Unaudited)



Revenues -
    Rental income                                          $613
    Gain on sale of property                                 52
    Interest income                                           2
      Total revenues                                        667

Expenses -
    General and administrative expenses                      73
    Depreciation and amortization                           290
    Interest expense                                        369
      Total expenses                                        732

(Loss) before minority interest                             (65)

    Minority interest in subsidiary                          18

Net (Loss)                                                 $(47)

Net (loss) per unit -
    Basic                                                $(0.02)
    Diluted                                               (0.02)
Weighted average number of units outstanding -
    Basic                                                 2,272
    Diluted                                               2,308


     See accompanying notes to condensed consolidated financial statements.

                       FFP PARTNERS, L.P., AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1998
                                 (In thousands)
                                   (Unaudited)


Cash Flows from Operating Activities -
    Net (loss)                                             $(47)
    Adjustments to reconcile net (loss) to cash
        provided by operating activities -
           Depreciation and amortization                    290
           Minority interest in subsidiary                  (18)
           Net change in operating assets and liabilities   (11)
    Net cash provided by operating activities               214

Cash Flows from Investing Activities -
    Additions of property and equipment, net                  3
    Net cash provided by investing activities                 3

Cash Flows from Financing Activities
    Net (repayments) under credit facilities               (217)
    Net cash (used) by financing activities                (217)

Net Increase/(Decrease) in Cash                               0

Cash at beginning of period                                   0

Cash at end of period                                        $0



     See accompanying notes to condensed consolidated financial statements.

                       FFP PARTNERS, L.P., AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)


1.  Basis of Presentation

            The condensed consolidated financial statements include the assets, liabilities, and results of operations of FFP Partners, L.P., and its 60%-owned subsidiary, FFP Properties, L.P., collectively referred to as the "Company" or "FFPLP."

            The condensed consolidated balance sheet as of March 31, 1998, and the condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three month period ended March 31, 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position as of March 31, 1998, and the results of operations and cash flows for the three month period then ended, have been made. Interim operating results are not necessarily indicative of results for the entire year.

            The notes to the audited consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997, include accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the three months ended March 31, 1998, except as discussed below.


2.  Change in Fiscal Year

            Prior to the restructuring of the Company that occurred in December 1997, the Company prepared its financial statements on the basis of a fiscal year which ended on the last Sunday in December. However, in connection with the restructuring, the Company has changed its fiscal year to coincide with the calendar year. Accordingly, the accompanying unaudited financial statements for the three months ended March 31, 1998, include the three months then ended and the three-day period (December 29 through December 31, 1997) immediately following the restructuring. The effect of including these three additional days in financial statements for the quarter ended March 31, 1998, is not material.


3.  Income/(Loss) per Unit

            A reconciliation of the denominator of the basic and diluted (loss) per unit for the quarter ended March 31, 1998, follows:

                                                         In thousands
Weighted average number of units outstanding                 2,272
Effect of dilutive options                                      36
Weighted average number of units outstanding
    assuming dilution                                        2,308

            The number of options that could potentially dilute basic income/(loss) per unit in the future that were not included in the computation of diluted (loss) per unit because to do so would have been antidilutive was 241,999.


4.  Reporting of Comprehensive Income

            At the  beginning  of its 1998  fiscal  year,  the  Company  adopted
Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the presentation of "comprehensive income" in financial statements. Comprehensive income includes net income and all revenues, expenses, gains, and losses that had previously been recorded directly to equity. The Company does not have any items of other comprehensive income, therefore comprehensive income and net income are identical. Accordingly, the effect of the adoption of SFAS No. 130 had no effect on the Company's consolidated financial statements.

                       FFP PARTNERS, L.P., AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

            In December 1997, FFP Partners, L.P. ("FFPLP" or the "Company") completed a restructuring which resulted in the transfer of the convenience store, retail motor fuel, and other businesses previously operated by it to FFP Marketing Company, Inc. ("FFP Marketing"). In the restructuring, FFPLP retained the real estate used in the retail businesses and leases the properties to FFP Marketing. Accordingly, there is no comparative income data for the Company for the prior year.


Results of Operations for First Quarter 1998, Liquidity, and Capital Resources

            Substantially all of the Company's rental income is from the various convenience store and other retail outlets that it leases to FFP Marketing. The leases were entered into in connection with the December 1997 restructuring of FFPLP and are for five years; accordingly, the rental income from these locations is expected to remain constant for that period. However, upon securing additional financing, the Company expects to acquire additional locations, which may be leased to FFP Marketing or to others. The Company expects that all leases will be on a "triple-net" basis.

            The Company has entered into a management agreement with FFP Marketing under which FFP Marketing provides various administrative and other services to FFPLP. Under this agreement, FFP Marketing makes payments on behalf of FFPLP and charges such items to its account while the rental income due to FFPLP by FFP Marketing is applied to this account. Accordingly, FFPLP does not, at this time, maintain separate cash accounts. However, as FFPLP grows and expands its real estate holdings, it is expected to function more independently although management anticipates that FFP Marketing will continue to provide various administrative services to FFPLP for the foreseeable future.

            The Company is continuing to evaluate alternatives for refinancing the debt which it retained in connection with the December 1997 restructuring. As a part of this refinancing, the Company is seeking to obtain additional capital to permit it to expand its real estate holdings. The Company has had discussions with various lenders who have expressed an interest in providing funds to refinance the existing debt and for acquisition of additional real estate. However, it has not yet received any formal financing proposals. Although the Company expects that its property acquisitions will be centered on convenience store and similar properties, it will also look for opportunities in other types of property that yield an above average return with an acceptable level of risk.


Forward-Looking Statements

            Certain of the statements made in this report are forward-looking statements that involve a number of risks and uncertainties. Statements that should generally be considered forward-looking include, but are not limited to, those that contain the words "estimate," "anticipate," "in the opinion of management," "believes," and similar phrases. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Among the factors that could cause actual results to differ materially from the forward-looking statements made include the following: changes in real estate conditions, including rental rates and the construction or availability of competing properties; changes in the industry in which FFPLP's sole tenant competes; changes in general economic conditions; the ability of management to identify acquisitions and investment opportunities meeting the investment objectives of FFPLP; the timely leasing of unoccupied properties; timely releasing of currently occupied properties upon expiration of the current leases or the default of the current tenant; the Company's ability to generate funds sufficient to meet its debt service payments and other operating expenses; the inability of FFPLP to control the management and operation of its tenant and the businesses conducted on the Company's properties; financing risks, including the availability of funds to service or refinance existing debt and to finance acquisitions of additional property, changes in interest rates associated with its variable rate debt; the possibility that the Company's existing debt (which requires a so-called "balloon" payment of principal) may be refinanced at a higher interest rate or on other terms less favorable to FFPLP than at present; the existence of complex tax regulations relating to the Company's status as a publicly-traded real estate partnership and, if achieved, to its status as a real estate investment trust and the adverse consequences of the failure to qualify as such; and other risks detailed from time to time in FFPLP's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                        EXHIBITS AND REPORTS ON FORM 8-K


Exhibits

            27    Financial Data Schedule.


Reports on Form 8-K

            A report on Form 8-K dated December 22, 1997, was filed with the Securities and Exchange Commission on January 6, 1998, reporting the purchase of operating convenience stores.

            A report on Form 8-K dated  December  28,  1997,  was filed with the
Securities  and  Exchange   Commission  on  January  12,  1998,   reporting  the
restructuring of FFP Partners, L.P., by which the convenience store, retail motor fuel marketing, and other businesses conducted by FFP Partners were transferred to FFP Marketing Company, Inc., while the real estate used in the retail operations was retained by FFP Partners.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FFP PARTNERS, L.P.
                                  Registrant


Date:  May 20, 1998               By: /s/Steven B. Hawkins
                                      ---------------------------------
                                      Steven B. Hawkins
                                      Vice President - Finance and
                                      Chief Financial Officer