Form 10-Q
period 1998-06-30
FFP PARTNERS L P
filed 1998-08-19
CIK 811863

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q




      |X|Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended June 30, 1998, or

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




      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No __







                             Class A Units 2,234,262
               (Number of units outstanding as of August 17, 1998)

                       FFP PARTNERS, L.P., AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998, AND DECEMBER 28, 1997
                                 (In thousands)
                                   (Unaudited)



                                                  June 30,      December 28,
                                                    1998           1997
                   ASSETS
Current Assets
   Prepaid expenses and other                        $214           $196

Real Property
    Land and improvements                           6,024          6,026
    Buildings                                      21,495         21,491
                                                   27,519         27,517
    Accumulated depreciation                       (9,975)        (9,374)
                                                   17,544         18,143

Note receivable                                        47              0

      Total Assets                                $17,805        $18,339


      LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
    Current installments of long-term debt           $113         $1,208
    Current installments of long-term debt
      to affiliate                                  1,143              0
    Due to affiliated company                         189              0
    Accrued liabilities                               121              0
            Total current liabilities               1,566          1,208

Long-term debt, excluding current installments        361         14,730
Long-term debt due to affiliate, excluding
    current installments                           13,630              0
      Total Liabilities                            15,557         15,938

Minority interests in subsidiary                      915            960

Commitments and contingencies

Partners' Capital                                   1,333          1,441

      Total Liabilities and Partners' Capital     $17,805        $18,339


     See accompanying notes to condensed consolidated financial statements.

                       FFP PARTNERS, L.P., AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998
                      (In thousands, except per unit data)
                                   (Unaudited)

                                                 Three      Six
                                                Months     Months
Revenues -
    Rental income                                $700      $1,313
    Gain on sale of property                        0          52
    Interest and other income                      10          12
      Total revenues                              710       1,377

Expenses -
    General and administrative expenses            95         168
    Depreciation and amortization                 312         602
    Interest expense                              390         759
      Total expenses                              797       1,529

(Loss) before minority interest                  (87)       (152)

    Minority interest in subsidiary                26          44

Net (Loss)                                      $(61)      $(108)


Net (loss) per unit -
    Basic                                     $(0.03)     $(0.05)
    Diluted                                    (0.03)      (0.05)
Weighted average number of units outstanding -
    Basic                                       2,272       2,272
    Diluted                                     2,300       2,327


     See accompanying notes to condensed consolidated financial statements.

                       FFP PARTNERS, L.P., AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1998
                                 (In thousands)
                                   (Unaudited)


Cash Flows from Operating Activities -
    Net (loss)                                          $(108)
    Adjustments to reconcile net (loss) to cash
        provided by operating activities -
           Depreciation and amortization                  602
           Minority interest in subsidiary                (44)
           Net change in operating assets
               and liabilities                             54
    Net cash provided by operating activities             504

Cash Flows from Investing Activities -
    Additions of property, net                             (2)
    Net cash (used) by investing activities                (2)

Cash Flows from Financing  Activities
   Net (repayments) under credit facilities              (502)
   Net cash (used) by financing activities               (502)

Net Increase/(Decrease) in Cash                             0

Cash at beginning of period                                 0

Cash at end of period                                      $0




     See accompanying notes to condensed consolidated financial statements.

                       FFP PARTNERS, L.P., AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)


1.  Basis of Presentation

            The condensed consolidated financial statements include the assets, liabilities, and results of operations of FFP Partners, L.P., and its 60%-owned subsidiary, FFP Properties, L.P., collectively referred to as the "Company" or "FFPLP."

            The condensed consolidated balance sheet as of June 30, 1998, and the condensed consolidated statements of operations and condensed consolidated statement of cash flows for the periods presented, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position as of June 30, 1998, and the results of it operations and cash flows for each of the periods presented, have been made. Interim operating results are not necessarily indicative of results for the entire year.

            The notes to the audited consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997, include accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the six months ended June 30, 1998, except as discussed below.


2.  Change in Fiscal Year

            Prior to the restructuring of the Company that occurred in December 1997, the Company prepared its financial statements on the basis of a fiscal year which ended on the last Sunday in December. However, in connection with the restructuring, the Company has changed its fiscal year to coincide with the calendar year. Accordingly, the accompanying unaudited financial statements for the six months ended June 30, 1998, include the six months then ended and the three-day period immediately following the restructuring through the end of 1997 (December 29 through December 31, 1997) . The effect of including these three additional days in financial statements for the period ended June 30, 1998, is not material.


3.  Long-Term Debt

            Effective June 28, 1998, the Company, FFP Marketing Company, Inc. ("FFP Marketing"), and the Company's primary bank lender reached an agreement to restructure the debt due to the lender for which FFPLP and FFP Marketing were jointly liable but for which FFPLP had retained the liability in connection with its December 1997 restructuring. Under this agreement, the lender will release FFPLP from all obligations under the Loan Agreement covering the debt and will permit a subsidiary of FFP Marketing to make a loan to FFPLP for approximately
$14,773,000 (the current balance of the debt for which FFPLP had retained liability in the restructuring). The terms of the loan from FFP Marketing to FFPLP will mirror the terms of the debt to the lender (for which FFP Marketing is liable) and the loan will be secured by all real estate owned by FFPLP and will be pledged as additional collateral on the debt of FFP Marketing to the lender.


4.  Income/(Loss) per Unit

            A reconciliation of the denominator of the basic and diluted (loss) per unit for the three month and six month periods ended June 30, 1998, follows:

                                                  Three          Six
                                                  Months        Months
                                                     In thousands
Weighted average number of units outstanding      2,272         2,272
Effect of dilutive options                           28            55
Weighted average number of units outstanding
   assuming dilution                              2,300         2,327

            The number of options that could potentially dilute basic income/(loss) per unit in the future that were not included in the computation of diluted (loss) per unit because to do so would have been antidilutive was 50,000 in the both the three month period and the six month period.


5.  Reporting of Comprehensive Income

            At the  beginning  of its 1998  fiscal  year,  the  Company  adopted
Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the presentation of "comprehensive income" in financial statements. Comprehensive income includes net income and all revenues, expenses, gains, and losses that had previously been recorded directly to equity. The Company does not have any items of other comprehensive income, therefore comprehensive income and net income are identical. Accordingly, the effect of the adoption of SFAS No. 130 had no effect on the Company's condensed consolidated financial statements.

                       FFP PARTNERS, L.P., AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

            In December 1997, FFP Partners, L.P. ("FFPLP" or the "Company") completed a restructuring which resulted in the transfer of the convenience store, retail motor fuel, and other businesses previously operated by it to FFP Marketing Company, Inc. ("FFP Marketing"). In the restructuring, FFPLP retained the real estate used in the retail businesses and leases those properties to FFP Marketing. Accordingly, there is no comparative income data for the Company for the prior year periods.


Results of Operations, Liquidity, and Capital Resources

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

            The Company has entered into a management agreement with FFP Marketing under which FFP Marketing provides various administrative and other services to FFPLP. Under this agreement, FFP Marketing makes payments on behalf of FFPLP and charges such payments to its account while the rental income due to FFPLP by FFP Marketing is applied to this account. Accordingly, FFPLP does not, at this time, maintain separate cash accounts. However, as FFPLP grows and expands its real estate holdings, it is expected to function more independently although management anticipates that FFP Marketing will continue to provide various administrative services to FFPLP for the foreseeable future.

            Effective June 28, 1998, the Company, FFP Marketing, and the Company's primary bank lender reached an agreement to restructure the debt due to the lender for which FFPLP and FFP Marketing were jointly liable but for which FFPLP had retained the liability in connection with its December 1997 restructuring. Under this agreement, the lender will release FFPLP from all obligations under the Loan Agreement covering the debt and will permit a subsidiary of FFP Marketing to make a loan to FFPLP for approximately $14,773,000 (the current balance of the debt for which FFPLP had retained liability in the restructuring). The loan from FFP Marketing to FFPLP will be secured by all real estate owned by FFPLP and will be pledged as additional collateral on the debt of FFP Marketing to the lender. The terms of the loan will mirror the terms of the debt of FFP Marketing to the lender, which will remain unchanged. Accordingly, the restructuring of this debt will have no economic impact on the Company although it is now liable to FFP Marketing rather than the lender for this debt.

            The Company is continuing to evaluate alternatives for refinancing the foregoing debt. As a part of any such refinancing, the Company is seeking to obtain additional capital to permit it to expand its real estate holdings. The Company has had discussions with various lenders who have expressed an interest in providing funds both to refinance the existing debt and to acquire additional real estate. However, it has not yet received any formal financing proposals. Although the Company expects that its property acquisitions will be centered on convenience store and similar properties, it will also look for opportunities in other types of property that yield an above average return with an acceptable level of risk.

            The Company is not a real estate investment trust ("REIT") but its activities are much like those of a REIT. One performance measure used within the REIT industry is funds from operations ("FFO"). FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means net income (loss) (determined in accordance with generally accepted accounting principles or "GAAP"), excluding gains (or losses) from debt restructurings, and similar activities, and sales of properties, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. While FFO is one appropriate measure of performance of an equity REIT, it (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income),
(ii) is not necessarily indicative of cash flow available to fund cash needs, and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions or to fund its other operations. The following table presents the determination of FFO for the Company for the three and six month periods ended June 30, 1998:

                                             Three        Six
                                             Months      Months
                                               In thousands,
                                            except per unit data

(Loss) before minority interests             $(87)      $(152)
Adjustments -
    (Gain)from early payoff of debt           (11)        (11)
    (Gains) from sales of properties            0         (52)
    Depreciation and amortization             312         602
Funds from operations                         214         387

Less - FFO attributable to minority
    interests in subsidiary                    85         154

Funds from operations attributable
    to the Company                           $129        $233

FFO per unit (based on units
    outstanding for diluted loss
    per unit calculations                   $0.06       $0.10

            Although the Company has positive funds from operations, it has not made distributions to unitholders because substantially all cash generated from the Company's operations is required for scheduled principal payments on its debt. In connection with the refinancing of its debt, referred to above, the Company is seeking to lengthen the maturity of the debt, which might make funds available for distribution to unitholders. However, there can be no assurance that the Company will be successful in refinancing its debt or in obtaining terms, in the event of a refinancing, that would permit distributions.


Forward-Looking Statements

            Certain of the statements made in this report are forward-looking statements that involve a number of risks and uncertainties. Statements that should generally be considered forward-looking include, but are not limited to, those that contain the words "estimate," "anticipate," "in the opinion of management," "believes," and similar phrases. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Among the factors that could cause actual results to differ materially from the forward-looking statements made include the following: changes in real estate conditions, including rental rates and the construction or availability of competing properties; changes in the industry in which FFPLP's sole tenant competes; changes in general economic conditions; the ability of management to identify acquisitions and investment opportunities meeting the investment objectives of FFPLP; the timely leasing of unoccupied properties; timely releasing of currently occupied properties upon expiration of the current leases or the default of the current tenant; the Company's ability to generate funds sufficient to meet its debt service payments and other operating expenses; the inability of FFPLP to control the management and operation of its tenant and the businesses conducted on the Company's properties; financing risks, including the availability, or lack of availability, of funds to service or refinance existing debt and to finance acquisitions of additional property, changes in interest rates associated with its variable rate debt; the possibility that the Company's existing debt (which requires a so-called "balloon" payment of principal) may be refinanced at a higher interest rate or on other terms less favorable to FFPLP than at present; the existence of complex tax regulations relating to the Company's status as a publicly-traded real estate partnership and, if achieved, to its status as a real estate investment trust and the adverse consequences of the failure to qualify as such; and other risks detailed from time to time in FFPLP's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                        EXHIBITS AND REPORTS ON FORM 8-K


Exhibits

            27 Financial Data Schedule [included in electronic filing only].


Reports on Form 8-K

            The Company did not file any reports on Form 8-K for the quarter covered by this Report on Form 10-Q.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          FFP PARTNERS, L.P.
                          Registrant

                          By: FFP Real Estate Trust
                              sole general partner


Date:  August 19, 1998        By:  /s/Steven B. Hawkins
                                   -------------------------------------------
                                   Steven B. Hawkins
                                   Vice President - Finance and
                                   Chief Financial Officer