Form 10-Q
period 1998-09-30
FFP PARTNERS L P
filed 1998-11-19
CIK 811863

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



[X| Quarterly  report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 1998, or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___




                            Class A Units 2,234,262
     (Number of limited partner units outstanding as of November 18, 1998)

                       FFP PARTNERS, L.P., AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998, AND DECEMBER 28, 1997
                                 (In thousands)
                                   (Unaudited)

                                             September 30,  December 28,
                                                  1998         1997
                   ASSETS
Current Assets
   Prepaid expenses and other                          $8       $196

Real Property
    Land and improvements                           5,890      6,026
    Buildings                                      21,501     21,491
                                                   27,391     27,517
    Accumulated depreciation                      (10,296)    (9,374)
                                                   17,095     18,143

Note receivable                                        46          0

      Total Assets                                $17,149    $18,339


      LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities
    Current installments of long-term debt            $16     $1,208
    Current installments of long-term debt
         to affiliate                               1,143          0
    Due to affiliated company                          55          0
    Accrued liabilities                                33          0
            Total current liabilities               1,247      1,208

Long-term debt, excluding current
         installments                                 445     14,730
Long-term debt due to affiliate, excluding
    current installments                           13,344          0

      Total Liabilities                            15,036     15,938

Minority interests in subsidiary                      846        960

Commitments and contingencies

Partners' Capital                                   1,267      1,441

      Total Liabilities and Partners' Capital     $17,149    $18,339

      See accompanying notes to Condensed Consolidated Financial Statements.

                       FFP PARTNERS, L.P., AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998
                      (In thousands, except per unit data)
                                   (Unaudited)

                                           Three Months   Nine Months

Revenues -
    Rental income                                $661      $1,974
    Gain on sale of property                        0          52
    Interest and other income                       0          11
      Total revenues                              661       2,037

Expenses -
    General and administrative expenses           153         321
    Depreciation and amortization                 321         923
    Interest expense                              322       1,081
      Total expenses                              796       2,325

(Loss) before minority interest                  (135)       (288)

    Minority interest in subsidiary                70         114

Net (Loss)                                       $(65)      $(174)

Net (loss) per unit -
    Basic                                      $(0.03)     $(0.08)
    Diluted                                     (0.03)      (0.08)
Weighted average number of units
outstanding -
    Basic                                       2,272       2,272
    Diluted                                     2,272       2,272


    See accompanying notes to Condensed Consolidated Financial Statements.

                             FFP PARTNERS, L.P., AND SUBSIDIARY
                       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            NINE MONTHS ENDED SEPTEMBER 30, 1998
                                       (In thousands)
                                        (Unaudited)


Cash Flows from Operating Activities -
    Net (loss)                                      $(174)
    Adjustments to reconcile net (loss) to cash
        provided by operating activities -
           Depreciation and amortization              923
           Minority interest in subsidiary           (114)
           Net change in operating assets
               and liabilities                        175
    Net cash provided by operating activities         810

Cash Flows from Investing Activities -
    Dispositions of property, net                     125
    Net cash provided by investing activities         125

Cash Flows from Financing Activities -
    Net (repayments) under credit facilities         (935)
    Net cash (used) by financing activities          (935)

Net Increase/(Decrease) in Cash                         0

Cash at beginning of period                             0

Cash at end of period                                  $0



    See accompanying notes to Condensed Consolidated Financial Statements.

                       FFP PARTNERS, L.P., AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 1998
                                   (Unaudited)


1.  Basis of Presentation

             These Condensed Consolidated Financial Statements include the assets, liabilities, and results of operations of FFP Partners, L.P., and its 60%-owned subsidiary, FFP Properties, L.P., collectively referred to as the "Company."

             The Condensed Consolidated Balance Sheet as of September 30, 1998, and the Consolidated Statements of Operations and Condensed Consolidated Statement of Cash Flows for the periods presented, have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position as of September 30, 1998, and the results of its operations and cash flows for each of the periods presented, have been made. Interim operating results are not necessarily indicative of results for the entire year.

             In December 1997, the Company completed a restructuring which resulted in the transfer of the convenience store, retail motor fuel, and other businesses previously operated by it to FFP Marketing Company, Inc. ("FFP Marketing"). In the restructuring, the Company retained the real estate used in the retail businesses and leased those properties to FFP Marketing. Accordingly, there is no comparative income data for the Company for the prior year periods.

             The notes to the audited consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997, include a description of accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the nine months ended September 30, 1998, except as discussed below.

2.  Change in Fiscal Year

             Prior to the restructuring of the Company that occurred in December 1997, the Company prepared its financial statements on the basis of a fiscal year which ended on the last Sunday in December. However, in connection with the restructuring, the Company has changed its fiscal year to coincide with the calendar year. Accordingly, the accompanying unaudited financial statements for the nine months ended September 30, 1998, include the nine months then ended plus the three-day period immediately following the restructuring through the end of 1997 (December 29 through December 31, 1997). The effect of including these three additional days in financial statements for the period ended September 30, 1998, is immaterial.

3.  Long-Term Debt

             Effective June 28, 1998, the Company, FFP Marketing, and the Company's primary bank lender reached an agreement to restructure the debt due to the lender for which the Company and FFP Marketing were jointly liable but for which the Company had retained the liability in connection with its December 1997 restructuring. Under this agreement, the lender agreed to release the Company from all obligations under the Loan Agreement covering the debt and permit a subsidiary of FFP Marketing to make a loan to the Company for approximately $14,773,000 (the then current balance of the debt for which the Company had retained liability in the restructuring). The terms of the loan from FFP Marketing to the Company mirror the terms of the debt to the lender (for which FFP Marketing is liable), and the loan is secured by all real estate owned by the Company, which is pledged as additional collateral on the debt of FFP Marketing to the lender.

4. Income/(Loss) per Unit

             A reconciliation of the denominator of the basic and diluted (loss) per unit for general partner and limited partner units for the three month and nine month periods ended September 30, 1998, follows:

                                              Three Months  Nine Months
                                                  (In thousands)

Weighted average number of units outstanding        2,272       2,272
Effect of dilutive options                              0           0
Weighted average number of units outstanding
    assuming dilution                               2,272       2,272

             Options to purchase 321,999 units were not included in the computation of diluted (loss) per unit for both the three and nine month periods because to do so would have been antidilutive. Such options could potentially dilute basic income/(loss) per unit in the future.

5.  Reporting of Comprehensive Income

             At the  beginning  of its 1998 fiscal  year,  the  Company  adopted
Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the presentation of "comprehensive income" in financial statements. Comprehensive income includes net income and all revenues, expenses, gains, and losses that are recorded directly to equity. The Company does not have any items of other comprehensive income; therefore comprehensive income and net income are identical. Accordingly, the effect of the adoption of SFAS No. 130 had no effect on the Company's condensed consolidated financial statements.

                                     FFP PARTNERS, L.P.
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

   In December 1997, FFP Partners, L.P. (the "Company") restructured its operations by transferring its convenience store, retail motor fuel, and other
businesses   to  FFP  Marketing   Company,   Inc. ("FFP   Marketing").  In  the
restructuring, the Company retained the real estate formerly used in the retail businesses and now leases those properties to FFP Marketing on a "triple-net" basis. Accordingly, there is no comparative income data for the Company for the prior year periods.


Results of Operations, Liquidity, and Capital Resources

   Substantially all of the Company's rental income is from the various convenience store and other retail outlets that it leases to FFP Marketing. The leases were entered into in connection with the December 1997 restructuring of the Company and are for five years; accordingly, the rental income from these locations is expected to remain constant for that period. However, the Company currently expects to extend the term of those leases until December 31, 2013. In addition, the Company may also acquire additional locations, which may be leased to FFP Marketing or to others. Future leases may or may not be on a "triple-net" basis.

   The Company has entered into a management agreement with FFP Marketing under which FFP Marketing provides various administrative and other services to the Company. Under this agreement, FFP Marketing makes payments on behalf of the Company and charges such payments to its account while the rental income due to the Company by FFP Marketing is applied to this account. Accordingly, the Company does not, at this time, maintain separate cash accounts. However, as the Company grows and expands its real estate holdings, it is expected to function more independently although management anticipates that FFP Marketing will continue to provide various administrative services to the Company for the foreseeable future.

   Effective June 28, 1998, the Company, FFP Marketing, and the Company's primary bank lender reached an agreement to restructure the debt due to the lender for which the Company and FFP Marketing were jointly liable but for which the Company had retained the liability in connection with its December 1997 restructuring. Under this agreement, the lender released the Company from all obligations under the Loan Agreement covering the debt and permitted a subsidiary of FFP Marketing to loan the Company approximately $14,773,000 (the then current balance of the debt for which the Company had retained liability in the restructuring). The loan from FFP Marketing to the Company is secured by all real estate owned by the Company and pledged as additional collateral on the debt of FFP Marketing to the lender. The terms of the loan mirror the terms of the debt of FFP Marketing to the lender, which remain unchanged. Accordingly, the restructuring of this debt has no additional economic impact on the Company although the Company is now liable to FFP Marketing rather than the lender for this debt.

   The Company continues to evaluate alternatives for refinancing the foregoing debt. As a part of any such refinancing, the Company is seeking to obtain additional capital to permit it to expand its real estate holdings. The Company has had discussions with various lenders who have expressed an interest in providing funds both to refinance the existing debt and to acquire additional real estate. However, it has not yet received any formal financing proposals. Although the Company expects that its property acquisitions will be centered on convenience store and similar properties, it will also look for opportunities in other types of property that yield an above average return with an acceptable level of risk.

   The Company is not a real estate investment trust ("REIT") but its activities are much like those of a REIT. One performance measure used within the REIT industry is funds from operations ("FFO"). FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means net income (loss) (determined in accordance with generally accepted accounting principles or "GAAP"), excluding gains (or losses) from debt restructurings, and similar activities, and sales of properties, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. While FFO is one appropriate measure of performance of an equity REIT, it (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income),
(ii) is not necessarily indicative of cash flow available to fund cash needs, and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Company's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Company's ability to make distributions or to fund its other operations. The following table presents the determination of FFO for the Company for the three and nine month periods ended September 30, 1998:

                                            Three Months   Nine Months
                                        (In thousands, except per unit data)

(Loss) before minority interests                  $(135)      $(288)
Adjustments -
    (Gain) from early payoff of debt                  0         (11)
    (Gains) from sales of properties                  0         (52)
    Depreciation and amortization                   321         923
Funds from operations                               186         572
Less - FFO attributable to minority
    interests in subsidiary                          74         229
Funds from operations attributable
    to the Company                                 $112        $343
FFO per unit (based on units outstanding
    for diluted loss per unit calculations)       $0.05       $0.15

   Although the Company has generated positive funds from operations, it has not made distributions to unitholders because substantially all cash generated from the Company's operations is required for debt payments. In connection with the possible refinancing of its debt referred to above, the Company is seeking to extend the maturity of the debt, which might make funds available for distribution to unitholders. However, there can be no assurance that the Company will be successful in refinancing its debt or obtaining new loan terms that would permit distributions, or if such refinancing is obtained, that management will decide that distributions will be the best method of increasing value to the Company's unitholders.

Year 2000 Computer Issues

   The Company has made arangements with FFP Marketing to provide various computer software programs in managing the Company's rental properties. FFP Marketing also utilizes various computer software programs in operating its own businesses. The functioning of such software is subject to problems if it does not properly interpret dates in the year 2000 and beyond. Software which properly handles dates beginning in 2000 is said to be "year 2000 compliant." FFP Marketing has indicated to the Company that FFP Marketing believes, but can give no assurance, that such software for principal accounting, management information, computer networking, and operating system is currently year 2000 compliant and that the cost to replace or modify its software to be year 2000 compliant will be immaterial.

   FFP Marketing has also indicated that the businesses of the Company and FFP Marketing are also dependent upon software used in conjunction with or provided by third parties, such as its banks and various governmental authorities that levy taxes on real property. While the direct cost of rendering any such software year 2000 compliant will be borne by others, there could be an adverse impact on the Company's operations if the necessary modifications are not made in a timely manner. The Company believes that such third parties are generally responsible in managing their businesses and business relationships and will take appropriate steps to make their systems year 2000 compliant. FFP Marketing has indicated that it has begun investigating whether such software is year 2000 compliant, and, if not, the timetable of the respective third parties to make it compliant. FFP Marketing plans to monitor their progress in doing so.

Forward-Looking Statements

   Certain of the statements made in this report are forward-looking statements that involve a number of risks and uncertainties. Statements that should generally be considered forward-looking include, but are not limited to, those that contain the words "estimate," "anticipate," "in the opinion of management," "believes," and similar phrases. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Among the factors that could cause actual results to differ materially from the forward-looking statements made include the following: changes in real estate conditions, including rental rates and the construction or availability of competing properties; changes in the industry in which the Company's sole tenant competes; changes in general economic conditions; the ability of management to identify acquisitions and investment opportunities meeting the investment objectives of the Company; the timely leasing of unoccupied properties; timely releasing of currently occupied properties upon expiration of the current leases or the default of the current tenant; a risk of leasing all of the Company's properties to only one tenant; the Company's ability to generate funds sufficient to meet its debt service payments and other operating expenses; the inability of the Company to control the management and operation of its tenant and the businesses conducted on the Company's properties; financing risks, including the availability, or lack of availability, of funds to service or refinance existing debt and to finance acquisitions of additional property, changes in interest rates associated with its variable rate debt; the possibility that the Company's existing debt (which requires a so-called "balloon" payment of principal) may be refinanced at a higher interest rate or on other terms less favorable to the Company than at present; the existence of complex tax regulations relating to the Company's status as a publicly-traded real estate partnership and, if achieved, to its status as a real estate investment trust and the adverse consequences of the failure to qualify as such; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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


                                          FFP PARTNERS, L.P.
                                          Registrant
                                          By: FFP Real Estate Trust
                                          sole general partner


Date:  November 18, 1998                  By:  /s/ Craig T. Scott
                                          -----------------------------------
                                          Craig T. Scott
                                          Vice President - Finance,
                                          Chief Financial Officer and
                                          General Counsel