Form 10-K
period 1998-12-31
FFP PARTNERS L P
filed 1999-04-15
CIK 811863

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

  |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934

            For the fiscal year ended December 31, 1998, or

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of Class A Units held by non-affiliates of the registrant at March 31, 1999, was $2,222,000. For purposes of this computation, all officers, directors, and beneficial owners of 10% or more of the Class A Units of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and beneficial owners are affiliates.

                         Class A Units 2,234,262
          (Number of units outstanding as of March 31, 1999)

                                  Index

                                                                Page
Part I
   Item 1.  Business                                               1
   Item 2.  Properties                                             6
   Item 3.  Legal Proceedings                                      7
   Item 4.  Submission of Matters to a Vote of Security Holders    7

Part II
   Item 5.  Market for the Registrant's Units and Related
              Security Holder Matters                              8
   Item 6.  Selected Financial and Operating Data                 10
   Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                 10
   Item 7A. Quantitative and Qualitative Disclosures About
              Market Risk                                         15
   Item 8.  Financial Statements and Supplementary Data           15
   Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                 15

Part III
   Item 10. Directors and Executive Officers of the Registrant    16
   Item 11. Executive Compensation                                19
   Item 12. Security Ownership of Certain Beneficial Owners
              and Management                                      20
   Item 13. Certain Relationships and Related Transactions        21

Part IV
   Item 14. Exhibits, Financial Statements, Schedules and
              Reports on Form 8-K                                 23
Signatures                                                        25

                                  PART I

Item 1.  Business

General Background

   FFP Partners, L.P. (the "Company") is a Delaware limited partnership whose sole general partner is FFP Real Estate Trust, a Texas real estate investment trust, and whose Class A Units of limited partnership interest ("Limited Partner Units") are listed for trading on the American Stock Exchange (trading symbol "FFP"). {See Item 5. Market for the Registrant's Units and Related Security Holder Matters.}

   The Company was formed in December 1986, pursuant to the Agreement of Limited Partnership of FFP Partners, L.P. (the "Partnership Agreement"). FFP Partners Management Company, Inc. ("FFPMC") served as the sole general partner of the Company from its formation until the Company was restructured in December 1997. Since then, FFP Real Estate Trust has served as the Company's general partner. In May 1987, the Company purchased convenience stores, truck stops, other retail motor fuel outlets, and ancillary businesses from affiliates of FFPMC. The purchase of these outlets was completed in conjunction with the Company's initial public offering of Limited Partner Units. The senior executives of the Company had owned and managed these operations prior to their acquisition by the Company, and, through its subsidiaries, the Company owned and operated them, and other businesses, until December 1997.

   On December 28, 1997, the Company completed a restructuring by which the real estate used in the aforementioned retail operations was retained by the Company while its convenience store, truck stop, other retail motor fuel outlets, and other businesses were transferred to FFP Marketing Company, Inc. ("FFP Marketing"), in exchange for all the common stock of FFP Marketing. The common stock of FFP Marketing was then distributed to the partners of the Company such that the limited partners received one share of common stock for each Limited Partner Unit and the general partner received common stock in proportion to its former ownership persentage.

   The real estate retained by the Company in the December 1997 restructuring was contributed at that time to FFP Properties, L.P. ("FFP Properties"), a newly formed Texas limited partnership, in exchange for the general partnership interest in FFP Properties. As a result, the Company now serves as the general partner, and owns 60%, of FFP Properties. The limited partnership interests in the Company that were held by John H. Harvison, the Chairman and Chief Executive Officer of FFPMC, members of his family, and corporations, partnerships, trusts, and other business entities affiliated with him or his family members (collectively, the "Harvison Family") were exchanged for economically equivalent limited partnership interests in FFP Properties. As a result, the Harvison Family owns a 40% limited partnership interest in FFP Properties. In addition, FFP Real Estate Trust, a newly formed Texas real estate investment trust that is wholly owned by FFPMC, became the general partner of the Company on December 28, 1997.

   By virtue of the 1997 restructuring, all of the Company's non-real estate operating activities were transferred to FFP Marketing, and the business of the Company now solely consists of the ownership and rental of real estate.

   Unless the context requires otherwise, references herein to the Company include its subsidiary, FFP Properties, and its general partner, FFP Real Estate Trust. References to FFP Marketing include its subsidiaries.

   The Company maintains its principal executive offices at 2801 Glenda Avenue, Fort Worth, Texas 76117-4391; its telephone number is (817) 838-4700. The Company's Internet web site address is http://www.ffplp.com.

Business Strategy

   The Company intends to pursue the following business strategy:

      1.    own its current portfolio of improved real properties,

      2.    collect rental income from those properties,

      3. build equity in the properties through debt retirement and possible appreciation,

      4. refinance its current long-term debt to affiliate with longer term fixed rate financing with a third party, and,

      5. where acceptable deal terms, occupancy and financing are available, expand its real estate holdings through the acquisition of other real estate properties.

   Such additional properties will most likely include retail sites leased to FFP Marketing for convenience stores, truck stops, fast-food restaurants, and other retail outlets. Any additional real estate acquired by the Company may be used for other purposes and may be leased to other tenants. Although the Company will consider investments in any type of real estate, it is anticipated that most initial investments will be in convenience store locations since most of the Company's contacts are in that industry, and the Company believes it has considerable knowledge of the economics of those operations. In addition, the Company expects that most real estate acquired will be in smaller communities and towns. The Company believes that the larger real estate owners and financing for pad retail sites and other real estate concentrate on larger metropolitan areas. Consequently, the Company believes it can obtain better yields on investments in smaller towns since there is less competition from other sources of financing.

   The Company may or may not pursue conversion to a real estate investment trust for federal income tax purposes. There is no assurance that the Company will decide to convert into a real estate investment trust. Under two possible scenarios, if a conversion occurs through either a "merger" or an "exchange", the Company's unitholders would receive shares of FFP Real Estate Trust in place of their limited partnership units of the Company, and the FFP Real Estate Trust shares would be listed on a securities exchange.

   The Company has not yet made a decision to seek a tax ruling from the Internal Revenue Service ("IRS") regarding a conversion. If the Company decides to pursue a conversion and obtains a favorable tax ruling from the IRS that a merger of the Company and its general partner, FFP Real Estate Trust, would be tax-free to the Company's unitholders, then the merger alternative would most likely be used. Under the merger alternative, the Company would be merged into its general partner, FFP Real Estate Trust, with the Company's unitholders receiving shares or units of FFP Real Estate Trust in exchange for their units of the Company.

   If the Company decides to pursue a conversion but is unable to obtain a favorable ruling from the IRS on the merger alternative, then it could convert to a real estate investment trust under the exchange alternative. Under the exchange alternative, the Company's unitholders would be prohibited from transferring their units to a third party but would be able to require the Company's general partner to redeem their units either for shares of FFP Real Estate Trust or for cash. FFP Real Estate Trust, not the Company's unitholders, would determine whether to redeem the Company's units for shares or cash. It is expected that such a redemption would be made in exchange for shares or units of FFP Real Estate Trust.

   The Company has no present intention to seek a revenue ruling from the IRS. If one is sought, there can be no assurance whether or when the IRS would respond favorably to the request.

Competition

   Numerous entities and individuals, many of which have greater financial resources than the Company, compete with the Company in acquiring real estate for convenience stores, truck stops, and other retail activities. These entities may be able to accept more or less risk than the Company is willing to undertake. Competition will affect the bargaining power of property owners who sell, buy or lease their properties, may reduce the number of suitable investment opportunities available to the Company, and may decrease the yield achievable on any real estate owned or purchased by the Company.

Employees

   Through 1998 and at March 31, 1999, FFP Real Estate Trust, general partner of the Company, had two executive officers, both of whom hold similar positions with FFP Marketing. FFP Real Estate Trust has entered into a reimbursement agreement with FFP Marketing pursuant to which the Company pays FFP Marketing an annual lump sum of $200,000 for administrative and other indirect costs provided to the Company and reimburses FFP Marketing for all of direct costs of the Company. Neither FFP Real Estate Trust nor the Company have any other employees.

Government Regulation -- Environmental Regulation

   Substantially all the properties leased by the Company to FFP Marketing contain underground storage tanks used for motor fuel storage. The underground storage tanks are owned and operated by FFP Marketing, which is responsible for compliance with all environmental laws, rules and regulations regarding such tanks. If for any reason FFP Marketing is unable or unwilling to take all actions that may be required under current or future environmental laws, rules or regulations regarding underground storage tanks or other activities, the Company could be required to take such actions and be responsible for violations of such environmental laws, rules or regulations.

   The Company may acquire additional properties that will also be subject to environmental regulations, either because they will also contain underground storage tanks or for other reasons. The Company intends to structure similar leases with the operators of such properties so that the lessees will be responsible for compliance with such environmental regulations.

Federal Income Tax Law

   As a publicly traded partnership, the Company pays no federal income tax. Rather, the income or loss of the Company is allocated to its partners to be included in their respective tax returns, subject to special rules for publicly traded partnerships. Investors should note that (i) the passive loss rules of the Internal Revenue Code are applied separately with respect to items attributable to each publicly traded partnership, and (ii) net income from publicly traded partnerships is not treated as passive income.

   If in the future the Company becomes a real estate investment trust for federal income tax purpose {see Business Strategy}, its earnings will no longer be allocated to its partners, but it will not, as an entity, generally be subject to federal income tax. However, it will be required to comply with various complex requirements which limit the nature of its assets and sources of its income. In addition, it will be required to distribute annually to its shareholders at least 95% of its real estate investment trust taxable income. Differences in timing between the actual receipt of income, the actual payment of deductible expenses in arriving at taxable income, the creation of reserves, and required debt amortization payments could require the Company to borrow funds to meet the 95% distribution requirement even if management believed that the then prevailing market conditions were not favorable for such borrowings or that the borrowings were not advisable in the absence of such tax considerations.

Forward-Looking Statements

   This annual report on Form 10-K contains certain "forward-looking" statements as such term is defined in the U.S. Private Securities Litigation Reform Act of 1995, and information relating to the Company and its subsidiary that is based on the beliefs of management and assumptions made by and information currently available to management. The Company is relying upon the "safe harbor" contained in Section 27A of such act in making such forward-looking statements. Certain of the statements made in this report are forward-looking statements that involve a number of risks and uncertainties. Statements that should generally be considered forward-looking include, but are not limited to, those that contain the words "estimate," "anticipate," "in the opinion of management," "believes," and similar phrases. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Among the factors that could cause actual results to differ materially from the forward-looking statements made include the following: changes in real estate conditions, including rental rates and the construction or availability of competing properties; the financial strength, cash flow, liquidity and other relevant business aspects of FFP Marketing, the primary tenant of the Company's properties; changes in the industries in which FFP Marketing competes; changes in general economic conditions; the ability of management to identify acquisition and investment opportunities meeting the Company's investment objectives; the timely leasing of unoccupied properties; timely re-leasing of currently occupied properties upon expiration of the current leases or the default of the current tenant; the Company's ability to generate funds sufficient to meet its debt service payments and other operating expenses; the inability of the Company to control the management and operation of its tenant and the businesses conducted on the Company's properties; financing risks, including the availability of funds to service or refinance existing debt and to finance acquisitions of additional property, changes in interest rates associated with its variable rate debt; the possibility that the Company's existing debt at year end 1998 (which requires a so-called "balloon" payment of principal in November 2000) may be refinanced at a higher interest rate or on other terms less favorable to the Company than at present; the existence of complex tax regulations relating to the Company's status as a publicly-traded real estate partnership and, if achieved, to its status as a real estate investment trust and the adverse consequences of the failure to qualify as such; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

   Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.



Item 2. Properties.

   The Company owns approximately 208 parcels of improved real estate. Those properties include the ownership of 78 parcels of land with buildings located thereon and 105 parcels with buildings only located on land that is owned by affiliates of FFP Marketing or the Harvison Family. Other properties included in the total are insignificant. The Company's real properties are principally located in small cities and towns. The table below shows the states in which the Company's properties are located and the uses of those properties at March 31, 1999:

                                                     Vacant
                Convenience    Gasoline     Truck     and
                   Stores       Outlets     Stops    Other      Total

Texas                 76          63          6       12         157
Oklahoma               0           4          0        0           4
Louisiana             14           3          0        0          17
Missouri               9           1          0        5          15
Illinois               0           0          0        1           1
Mississippi            5           1          0        1           7
Kentucky               1           0          1        0           2
New Mexico             0           0          2        1           3
Tennessee              1           1          0        0           2
Totals               106          73          9       20         208

   Substantially all of the real property owned by the Company is currently leased to FFP Marketing under long term "triple net" leases and is used by FFP Marketing in the operation of convenience stores and truck stops. Under these "triple net" leases, the tenant (FFP Marketing), and not the landlord (the Company), pays all real estate taxes, insurance and operating costs for the properties.

   The Company's leases to FFP Marketing covering the 78 properties where the Company owns both the land and building generally expire in December 2002 plus two five-year renewal periods at the sole option of FFP Marketing. If these leases are renewed in 2002 and 2007, which is expected, the rent payable to the Company will be adjusted by the change in the consumer price index from January 1, 1998, to the date of each such renewal. The Company's ownership in the 105 buildings leased to FFP Marketing is subject to a preexisting ground lease between FFP Marketing, as lessee, and the Harvison Family, as lessor. The Company's ownership interest in these buildings terminates concurrently with the end of the underlying ground lease (generally, May 2007) and will continue beyond that date if the underlying ground lease is renewed. The lessors under the ground leases have indicated to the Company that they do not intend to extend the ground leases past the lease termination date in 2007.

   The Company's rental rates for all of the real estate leased to FFP Marketing were determined by the Company based on its knowledge of the properties and the general experience of its management in acting as lessor and lessee for similar properties. The Company believes that the rental rates paid by FFP Marketing to the Company are a fair rental value. Neither the Company nor FFP Marketing have engaged a third party advisor or referred to any third party surveys or analyses of rental rates in making this determination.


Item 3.  Legal Proceedings.

   None.


Item 4.  Submission of Matters to a Vote of Security Holders.

   None.

                                     PART II


Item 5.  Market for the Registrant's Units and Related Security Holder Matters.

   The Limited Partner Units are listed for trading on the American Stock Exchange (trading symbol "FFP"). At April 5, 1999, there were 152 holders of record of the Limited Partner Units, and the last reported sales price of the Units was $1.00 per Unit. {See Item 12. Security Ownership of Certain Beneficial Owners and Management.}

   The following table sets forth the range of high and low sales prices for the Limited Partner Units as reported on the American Stock Exchange for the periods indicated:

                                      High          Low
                                           Dollars
1999
First Quarter                         1-1/4         5/8

1998
First Quarter                         3-5/8         5/8
Second Quarter                        1-5/8       1-1/4
Third Quarter                         1-1/2         3/4
Fourth Quarter                            1         1/2

1997
First Quarter                         5-13/16     4-1/4
Second Quarter                        5-1/8       3-9/16
Third Quarter                         4-15/16     3-3/8
Fourth Quarter                        4-1/4       3-1/16

   The price of the Limited Partner Units in 1998 and 1999 reflects the restructuring of the Company on December 28, 1997, discussed earlier in this report, and the related change at that time in the Company's business and distribution of FFP Marketing common stock to the Company's unitholders as of that date.

   No distributions were made to partners in 1998 or 1997. The Board of Trustees of FFP Real Estate Trust, the general partner of the Company, has not established a distribution policy, and management does not anticipate that distributions will be paid in the foreseeable future unless the Company's long term debt is refinanced in a manner that causes the Company to incur positive cash flow in excess of its debt service payments. Although the Company is presently pursuing long term refinancing of its long term debt, no assurance can be given that such refinancing will be obtained, that the terms of that refinancing would allow the payment of a distribution, or that the Board of Trustees will decide to make a distribution. The amount of any distributions that the Company may pay is subject to limitations in its loan agreements with its lender, which generally prohibits the payment of distributions in an amount which would cause the Company to be unable to meet its financial covenants to such lender. Distributions in the future will be dependent upon the Company's earnings and cash flow, expenditures to acquire additional real estate, and debt service requirements. {See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.}

   In 1989, the Company entered into a Rights Agreement and distributed Rights to purchase Limited Partner Units under certain circumstances to the holders of its Limited Partner Units ("Unitholders"). Initially, the Rights were attached to all Unit Certificates representing Units then outstanding, and no separate Rights Certificates were distributed. Under the Rights Agreement, the Rights were to separate from the Limited Partner Units and be distributed to Unitholders if any public announcement was made that a person or group of affiliated or associated persons (an "Acquiring Person") had acquired, or obtained a right to acquire, beneficial ownership of 20% or more of Limited Partner Units. In August 1994, a group of Unitholders announced that they had an informal understanding that they would vote their Limited Partner Units together as a block. The agreement related to Limited Partner units that constituted approximately 25% of the Limited Partner Units then outstanding. Therefore, the Rights became exercisable on October 7, 1994, the record date for the issuance of the Rights Certificates (the "Distribution Date").

   The Rights currently represent the right to purchase a Rights Unit (which is substantially equivalent to a Class A Unit) of the Company at a price of $20 per Unit. However, if any person acquires 30% or more of the Limited Partner Units, then each holder of a Right, other than an Acquiring Person, will have the right to receive, upon exercise, Rights Units (or in certain circumstances, other property) having a value of $40 per Unit. The Rights will expire on August 13, 1999, and do not have any voting rights or rights to cash distributions.

   In the December 1997 restructuring, the Partnership's partnership agreement was amended to prohibit any person from owning more than 4.9% of the Limited Partner Units. The amended agreement provides that any transfer thereafter that would result in a person owning more than this amount will be null and void, and the units that were to be transferred will become "Excess Units," which will have no voting or distribution rights and will be held in escrow by the Company.

Item 6.  Selected Financial and Operating Data.

                                               1998        1997
                                                (In thousands)

Total rental revenues                        $2,660          $0

Depreciation and amortization                 1,203           0
Interest expense                              1,336           0
Net loss                                       (179)          0
Net loss per share                            (0.08)       0.00

Long-term debt reduction                      1,292           0

Real property                               $27,258     $27,517
Accumulated depreciation                    (10,574)     (9,374)
Real property, net                          $16,684     $18,143

Current installments of long-term debt       $1,291      $1,208
Accrued expenses                                 39           0
Long-term debt, excluding current
  installments                               13,355      14,730
Total debt                                  $14,685     $15,938



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

   This discussion should be read in conjunction with the selected financial and operating data, the description of the Company's business operations, and the financial statements and related notes and schedules included elsewhere in this Annual Report on Form 10-K. {See Item 1. Business - Forward-Looking Statements.}

   The primary tenant of the Company's properties is FFP Marketing, and the business and affairs of the Company are managed by individuals who are employed by FFP Marketing. This discussion should be read in conjunction with the Annual Report on Form 10-K of FFP Marketing for its fiscal year ended December 27, 1998. The failure for any reason by FFP Marketing to pay rent to the Company is a material risk factor regarding an investment in the Limited Partner Units.

   At the close of its fiscal year 1997, the Company and its assets and businesses were restructured as follows: the Company retained all of the real property used in its former retail operations and entered into long-term, triple-net leases of that real property with FFP Marketing, and all of its other assets and businesses were transferred to FFP Marketing. In addition to retaining the real estate referred to above, the Company retained certain liabilities, principally bank debt and other debt secured by the real estate retained by it. All other liabilities (including trade accounts payable, accrued expenses, money orders payable, deferred income taxes, and obligations under capital leases) were transferred to FFP Marketing.

   Accordingly, the Company's business since the December 1997 restructuring consists of the leasing and management of its current real estate holdings and the possible acquisition, leasing and management of additional real properties. All operations, assets, and businesses of the Company prior to 1998 are not comparable to the operations, assets, and businesses of the Company after the December 1997 restructuring.

1998 Operations

   In 1998, the Company completed its first year of operations after the December 1997 restructuring. The Company incurred a net loss of $179,000. Total revenues were $2,730,000, almost all of which was rental income received from FFP Marketing.

   Interest expense of $1,336,000 was incurred on long-term debt. In addition, the Company also built equity in its real estate properties by making principal payments of $1,292,000 in reduction of its long-term debt. Depreciation and amortization expense for 1998 was $1,203,000. General and administrative expenses were $451,000 in 1998, including the overhead reimbursement fee of $200,000 paid to FFP Marketing.

   Cash flows provided by operating activities of $1,024,000 and investing activities of $268,000 were utilized in repaying indebtedness.

Inflation

   The Company's real property leases with FFP Marketing provide that the Company's rent income will increase every five years, assuming that those leases are renewed at that time, as a result of increases in the consumer price index during the prior five-year period. Otherwise, the Company believes inflation will not have a material effect on operating results.

Liquidity and Capital Resources

   The Company has contracted with FFP Marketing to provide all cash management services on behalf of the Company. Effective June 1998, the Company, FFP
Marketing and FFP Marketing's primary bank lender reached an agreement to restructure the revolving credit facility and term loan due to the lender. In connection with the restructuring of the Company in December 1997, both the Company and FFP Marketing retained the liability for this debt as both entities were primary obligors on the loans. In accordance with the June 1998 agreement, the lender made a loan to FFP Marketing, FFP Marketing made a loan to the Company, and the Company repaid the balance of its debt to the lender, all of which was done effective on June 28, 1998. This transaction included the execution of a promissory note by the Company payable to FFP Marketing in the original principal amount of $14,773,000 (the then current balance on the debt due to the lender), which was recorded by the Company as notes payable to affiliate, and the Company was released by the lender from all obligations under the Loan and Security Agreement. At December 31, 1998, the Company was indebted to FFP Marketing in the amount of $14,201,000.

   The interest rate and repayment terms of the Company's debt payable to FFP Marketing mirror the terms of FFP Marketing's debt to its lender, including a maturity date of November 2000. The revised agreement with the lender also required that the loan be secured by real estate owned by the Company, which was pledged to FFP Marketing and then also pledged by FFP Marketing to its lender as additional collateral on its debt to the lender. The Company makes monthly principal payments to FFP Marketing of $95,000 plus accrued interest on the unpaid balance at a rate equal to the bank's prime rate. All proceeds paid by the Company to FFP Marketing on this loan are required to be applied to the balance of FFP Marketing's debt to the lender.

   The Company has other notes payable which bear interest at 6% to 10% and are due in monthly or annual installments through 2012. Such notes are secured by real property and had aggregate balances of $445,000 at December 31, 1998.

   In February 1999, the Company purchased 14 additional improved real property from a third party on which 12 convenience stores and two truck stops are operational. The Company immediately leased the properties to FFP Marketing under 20-year leases. The Company's rental income from FFP Marketing under those leases equals $99,000 per month and equals the Company's monthly principal and interest payments payable under its acquisition debt. Such rent amount was established by related parties, but management believes that such rent amount is consistent with market rates; however, no assurance can be given to that effect. The leases are "triple net" leases, under which FFP Marketing pays all taxes, insurance, and operating costs, and provide for an increase in rent payments after each five-year period during the term of the leases based upon any increase in the consumer price index.

   The Company incurred long-term acquisition debt in the original principal amount of $9,550,000 in connection with its February 1999 acquisition. That debt is fully amortizable over 15 years with equal, monthly payments of principal and interest. FFP Marketing also agreed to guarantee the Company's acquisition indebtedness because the amount of FFP Marketing's monthly lease payments to the Company equals the Company's monthly debt payments.

   The Company is currently seeking funds from a third party lender to refinance its long-term indebtedness. Such refinancing is expected to provide for equal, monthly principal and interest payments over a 20-year amortization period. In April 1999, the Company executed a letter of intent with a third party lender to provide such financing. However, the Company has not yet received a binding commitment to refinance its current debt or to fund the acquisition of any additional properties.

"Year 2000" Computer Issues

   The Year 2000 issue ("Y2K") is the result of computer software programs being coded to use two digits rather than four to define the applicable year. Some of computer programs that have date-sensitive coding may recognize a date using "00" as the year 1900 rather than the year 2000. This coding could result in system failures or miscalculations, causing disruptions of operations.

   The Company relies on FFP Marketing for its information technology and computerization and obtains those, in part, in exchange for the payment of an annual overhead reimbursement fee. As a result, the Y2K risks of the Company are the same as those of FFP Marketing. The following is FFP Marketing's assessment of its 2K status.

   FFP Marketing has approached the Y2K issue in phases. A Y2K project office manager, together with strong support from management, has designed a Y2K work plan that is currently being implemented. The Y2K work plan includes: (1)
identifying and inventorying all Year 2000 tasks and items; (2) assigning priorities to all tasks and items; (3) remediation of information systems ("IS") application code, testing and reintegration to production, as well as testing all replaced systems software and non-remediated applications; (4) contacting third-party vendors to verify their compliance and perform selected interface tests with major vendors; (5) determining FFP Marketing's Y2K responsibilities to its subsidiaries and affiliates; and (6) establishing contingency alternatives assuming worst-case scenarios.

   FFP Marketing continues to progress favorably in its completion of the various tasks and target dates identified in the Y2K work plan. FFP Marketing believes it has identified and prioritized all major Y2K-related items. In addition, many non-IS, merchandise, equipment, financial institution, insurance and public utility vendors are being contacted, inquiring as to their readiness and the readiness of their respective vendors. FFP Marketing will perform follow-up efforts with the above vendors as required. Testing compliance with major vendors is now being planned. The following reflects management's assessment of FFP Marketing's Y2K state of readiness at the end of its 1998 fiscal year:

                                           Estimated  Estimated
                                          Percentage  Completion
                                           Completed     Date
Phase
Internal   IS  and  Non-IS   systems  and
  equipment:
     Awareness                                90%      Dec 1999
     Assessment                               80%      Jun 1999
     Remediation                              60%      Sep 1999
     Testing                                  20%      Oct 1999
     Contingency planning                     20%      Sep 1999
Suppliers, customers and third  party providers:
     Awareness-identify companies             70%      May 1999
     Assessment  questionnaire completed by
           major suppliers                    30%      Aug 1999
     Assessment  review  with third party
           providers                          30%      Aug 1999
     Review contractual commitments           10%      Jul 1999
     Risk assessment                          10%      Jun 1999
     Contingency planning                     10%      Sep 1999
     Testing as applicable                    10%      Sep 1999

   FFP Marketing's estimates are judgmental and subject to error. It believes that work should be significantly finished at the estimated completion date, but FFP Marketing will continue to reevaluate awareness, send follow-up questionnaires and update contingency plans as considered necessary.

   FFP Marketing estimates that the cost of the Y2K project will be approximately $500,000 to $750,000, of which about one-half will be capital costs. FFP Marketing has indicated that it does not intend to pass through any Y2K costs to the Company. The costs incurred to date approximate $200,000, with the remaining cost for outside consultants, software and hardware applications to be funded through operating cash flow. This estimate includes costs related to the upgrade and/or replacement of computer software and hardware; costs of remediated code testing and test result verification; and the reintegration to production of all remediated applications. In addition, the costs include the testing of applications and software currently certified as Y2K compliant. FFP Marketing does not separately track the internal costs incurred for the Y2K project, which are primarily the related payroll costs for the IS and various user personnel participating in the project.

   Due to the general uncertainty inherent in the Y2K process, primarily due to issues surrounding the Y2K readiness of third-party suppliers and vendors, a reasonable worst-case scenario is difficult to determine at this time. FFP Marketing does not anticipate more than temporary isolated disruptions attributed to Y2K issues to affect either FFP Marketing or its primary vendors. FFP Marketing is concentrating on four critical business areas in order to identify, evaluate and determine the scenarios requiring the development of contingency plans: (1) merchandise ordering and receipt, (2) petroleum products ordering and receipt, (3) disruption of power at retail sites, and (4) cash collection and disbursement systems. To the extent vendors are unable to deliver products due to their own Year 2000 issues, FFP Marketing believes it will generally have alternative sources for comparable products and does not expect to experience any material business disruptions. Although considered unlikely, the failure of public utility companies to provide telephone and electrical service could have material consequences. Contingency planning efforts will escalate as FFP Marketing continues to receive and evaluate responses from all of its primary merchandise vendors and service providers. These contingency plans are scheduled to be complete by September 1999.

   The costs of the Y2K project and the date on which FFP Marketing plans to complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. As a result, there can be no assurance that these forward-looking estimates will be achieved and the actual costs. Vendor compliance could differ materially from FFP Marketing's current expectations and result in a material financial risk. In addition, while FFP Marketing is making significant efforts in addressing all anticipated Y2K risks within its control, this event is unprecedented. Consequently, there can be no assurance that the Y2K issue will not have a material adverse impact on its own or on the Company's operating results and financial condition.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

   The Company is subject to a market risk related to variable interest rates because the interest expense on its long-term debt payable to FFP Marketing equals the prime rate of interest, which is subject to change.


Item 8.  Financial Statements and Supplementary Data.

   The financial statements begin on page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not applicable.

                                PART III


Item 10.  Directors and Executive Officers of the Registrant.

General Partner

   FFP Real Estate Trust is a Texas real estate investment trust formed in December 1997. To date, its only activities have been to serve as the Company's sole general partner and to manage its affairs and business. FFP Real Estate Trust succeeded FFP Partners Management Company, Inc., as the Company's general partner in conjunction with the December 1997 restructuring of the Company. The holders of Limited Partner Units have no power, as limited partners, to direct, or participate in the control of, the business of the Company.

Management of the General Partner

   The names, ages, positions, and business experience of the executive officers and trust managers of FFP Real Estate Trust on December 31, 1998, were as follows:

          Name             Age              Position

John H. Harvison           65          Chairman of the Board of Trust
                                            Managers, President, and
                                            Chief Executive Officer
Craig T. Scott             52          Vice President - Finance,
                                            General Counsel, Secretary,
                                            Treasurer and Chief Financial
                                            Officer
Robert E. Garrison, II     57          Trust Manager
  [1][2]
Joseph F. Leonardo [1]     52          Trust Manager
J. D. St.Clair             64          Trust Manager
Randall W. Harvison        41          Trust Manager

[1] Member of Audit Committee
[2] Mr. Garrison resigned from the Board on February 23, 1999. No replacement has yet been made.

   John H. Harvison has been Chairman of the Board of Trust Managers of FFP Real Estate Trust since December 1997. He was Chairman of the Board of the Company's former general partner since the commencement of the Company's operations in May 1987. Mr. Harvison is also the Chairman of the Board and Chief Executive Officer of FFP Marketing, which leases all of the real property owned by the Company. Mr. Harvison is a founder and an executive officer of each of the companies from which the Company initially acquired the retail outlets that were transferred to FFP Marketing in the December 1997 restructuring of the Company. He has been active in the retail gasoline business since 1958 and in the convenience store business since 1973. In addition, he has been involved in real estate development, oil and gas exploration and production, the ownership and management of an oil refinery and other personal investments. In January 1995, Mr. Harvison consented to the entry of a cease and desist order by the United States Office of Thrift Supervision that, among other things, prohibits him from participating in any manner in the conduct of the affairs of federally insured depository institutions. This Order was issued in connection with Mr. Harvison's ownership in a federal savings bank and transactions between him (and companies in which he had an ownership interest) and that institution. In consenting to the issuance of the Order, Mr. Harvison did not admit any of the allegations against him and consented to the issuance of the Order solely to avoid the cost and distraction that would be caused by prolonged litigation to contest the positions taken by the Office of Thrift Supervision. Mr. Harvison is the father of Randall W. Harvison, who is also a Trust Manager of the General Partner.

   Craig T. Scott has been Vice President-Finance, General Counsel, Secretary, Treasurer and Chief Financial Officer of FFP Real Estate Trust since October 1998. He is employed with similar titles by FFP Marketing and its subsidiaries. From October 1996 until September 1998, Mr. Scott was an self-employed attorney engaged in the private practice of law in Dallas and McKinney, Texas. From December 1991 until October 1996, he was employed by Box Energy Corporation as an attorney and from July 1993 until October 1996 as its Executive Vice President. Prior to joining such company, Mr. Scott engaged in the practice of law for seven years with large law firms in Dallas, Texas; practiced law in McKinney, Texas for four years; and was the president and co-owner of an oil and gas exploration company for two years. Mr. Scott was previously employed for six years by Arthur Andersen & Co., an international public accounting firm. He is a member of the State Bar of Texas, the American Institute of Certified Public Accountants and the Texas Society of CPAs.

   Robert E. Garrison, II, was a director of the Company's former general partner from May 1987 until the December 1997 restructuring of the Company. He was elected to the Board of Trust Managers of FFP Real Estate Trust in December 1997 and serves as such until his resignation from the Board on February 23, 1999, due to added responsibilities as President and Chief Executive Officer at Pinnacle Global Group, Inc. Mr. Garrison had been a managing partner of Harris, Webb & Garrison, a regional merchant and investment bank, and also Chairman and Chief Executive Officer of Pinnacle Management & Trust Co., a state chartered independent trust company. From October 1992 through February 1994, Mr. Garrison was Chairman of Healthcare Capital Group, Inc., a regional investment bank focusing on the health care industry. From April 1991 through October 1992, Mr. Garrison was Chairman and Chief Executive Officer of Med Center Bank & Trust, one of the leading independent banks in Houston, Texas. Mr. Garrison served as President of Iroquois Brands, Ltd. ("IBL"), a manufacturer of material handling and construction equipment, pharmaceutical and personal care products, and operator of convenience stores and retail fuel outlets in the United Kingdom from 1989 until September 1990. From 1982 through March 1989, Mr. Garrison served as Executive Vice President and director of Lovett Mitchell Webb & Garrison, Inc. ("LMW&G"), one of the representatives of the underwriters in the initial public offering of the Company in May 1987, where he managed the Investment Research and Investment Banking Division, and Boettcher & Company, Inc., which acquired LMW&G in September 1987. From 1971 to 1982, Mr. Garrison was First Vice President and Director of Institutional Research at Underwood Neuhaus & Co. From 1969 to 1971, Mr. Garrison was Vice President of BDSI, a venture capital subsidiary of General Electric.

   Joseph F. Leonardo has been a Trust Manager of FFP Real Estate Trust since December 1997. Since August 1992, Mr. Leonardo has been President and Chief Executive Officer of Leonardo Management Corporation, which provide strategic planning, market positioning, and other sales and marketing consulting services. Mr. Leonardo also operates Convenience Directions which publishes Info Marketing, a convenience store industry newsletter. Prior to forming Leonardo Management, Mr. Leonardo served in various executive positions with several convenience store operators.

   J. D. St.Clair was a director of the Company's former general partner from May 1987 until the December 1997 restructuring. He has served as a Trust Manager of FFP Real Estate Trust since December 1997. Mr. St.Clair is also a director of FFP Marketing and has been Vice President-Fuel Supply and Distribution of FFP Marketing, and its predecessor, since May 1987. Mr. St.Clair is a founder and an executive officer of several of the companies from which the Company initially acquired the retail outlets that were transferred to FFP Marketing in the December 1997 restructuring. He has been involved in the retail gasoline marketing and convenience store business since 1971. Prior to 1971, Mr. St.Clair performed operations research and system analysis for Bell Helicopter, Inc., from 1967 to 1971; for the National Aeronautics and Space Administration from 1962 to 1967; and Western Electric Company from 1957 to 1962.

   Randall W. Harvison has served as a Trust Manager of FFP Real Estate Trust since December 1997. He is an attorney and has been engaged in a solo practice in Fort Worth, Texas, since 1994. Since 1987, Mr. Harvsion was also employed by a subsidiary of FFP Marketing and of various companies controlled by the Harvison Family that are engaged in real estate investment and management and other investment activities. Randall W. Harvison is the son of John H. Harvison, the Chairman of the Board of Trust Managers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

   Regulations issued under the Securities Exchange Act of 1934 require certain persons to report their holdings of the Company's Class A to the Securities and Exchange Commission and to the Company. To the best of the Company's knowledge, based upon copies of reports and other representations provided to the Company, all 1998 reports required under Section 16 of the Securities Exchange Act of 1934 were filed in a timely manner except that a report has not yet been filed for the month of October to report the purchase of 5,000 Limited Partner Units by J.D. St. Clair.


Item 11.  Executive Compensation.

   Each Trust Manager of FFP Real Estate who is not an officer or employee of the FFP Real Estate receives an annual retainer of $4,000 plus $1,000 for each Board meeting, or committee meeting not held in conjunction with a Board meeting, which he attends and $500 for each telephone meeting in which he participates. Each Trust Manager is also reimbursed for expenses related to attendance at Board meetings.

   In addition, non-employee Trust Managers are generally granted options to acquire 25,000 Limited Partner Units at the fair market value of the underlying units on the date of grant. The options become exercisable with respect to one-third of the units covered thereby on each of the anniversary dates following the grant and expire ten years after grant. In the event of a change in control of the Company, any unexercisable portion of the options will become immediately exercisable. Upon exercise, the option price may be paid, in whole or in part, in Limited Partner Units owned by the Trust Manager.

   Trust Managers who are officers or employees of FFP Real Estate Trust receive no additional compensation for attendance at Board or committee meetings.

   Neither the Company nor FFP Real Estate Trust, the general partner of the Company, paid any salary or bonus (cash or non-cash) to any person in 1998. Accordingly, there were no "Named Executive Officers" of the Company in 1998.

   The Company and FFP Marketing are parties to a reimbursement agreement pursuant to which the Company reimburses FFP Marketing for all direct costs of the Company (such as costs to prepare the Company's annual partnership tax returns, annual audit fees, etc.) and an agreed upon lump sum amount for indirect overhead costs allocable to the Company. The reimbursement for officers' compensation costs incurred by FFP Marketing in connection with the Company's activities is determined by the amount of time management and other personnel spend on activities of the Company compared to the amount of time they spend on activities of FFP Marketing. Since FFP Real Estate Trust's only activity is to serve as the general partner of the Company, all of its costs and expenses will be borne by the Company. The indirect cost reimbursement paid by the Company to FFP Marketing for 1998 was $200,000.

   Options Exercised during Fiscal 1998 and Fiscal Year End Option Values. All options held by directors, officers, and employees to acquire Limited Partner Units of the Company that were outstanding at the completion of the December 1997 restructuring of the Company were divided into separate options to purchase Limited Partner Units of the Company and a like number of FFP Marketing common shares. The exercise price for the then existing options for the Company's units was divided between the two new options in proportion to the average closing price on the American Stock Exchange of the Company's Limited Partner Units and shares of FFP Marketing's common stock during the first month of trading following completion of the restructuring.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Limited Partner Units

   The following table sets forth as of March 31, 1999, information regarding the only persons known by the Company to own, directly or indirectly, more than 5% of its Limited Partner Units:

                                           Amount and
                                           Nature of
       Name and Address                    Beneficial        Percent
      of Beneficial Owner                  Ownership      of Class

Edmund & Mary Shea Real Property Trust    126,700 units      5.7%
Edmund H. Shea, Jr., Trustee              Direct
655 Brea Canyon Road
P. O. Box 489
Walnut, California  91789-0489

   The following table sets forth as of March 31, 1999, information with respect to the Limited Partner Units beneficially owned by all Trust Managers and executive officers of FFP Real Estate Trust (such information is based on ownership reported to the Company by such persons):

                                 Amount and Nature of         Percent
    Name of Beneficial Owner     Beneficial Ownership [1]    of Class [1]

John H. Harvison, Chairman and          40,000 [2]              1.8%
  President
Craig T. Scott, Vice President               0 [3]              0.0%
Robert E. Garrison, II, Trust Manager        0 [4]              0.0%
Joseph F. Leonardo, Trust Manager            0 [5]              0.0%
J.D. St.Clair, Trust Manager            42,400 [6]              1.9%
Randall W. Harvison, Trust Manager           0 [5]              0.0%
All directors and executive
  officers as a group (6 persons)       82,400                  3.7%

[1] Based on 2,234,262 Limited Partner Units outstanding at March 31, 1999, plus any Limited Partner Units that an individual has the right to acquire within 60 days pursuant to the exercise of options. Options are deemed to be outstanding for the purpose of computing the percentage ownership of such individual but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group shown in the table.
[2]  Consists of  options to acquire 40,000 units.
[3] Excludes options to acquire 30,000 units not exercisable within 60 days. [4] Mr. Garrison resigned as a Trust Manager on February 23, 1999.
[5] Excludes options to acquire 25,000 units not exercisable within 60 days. [6] Includes 12,400 units held directly and options to acquire 30,000 units.

General Partner

   FFP Real Estate Trust has been sole general partner of the Company since December 1997 and, as such, makes all decisions relating to the management of the Company. FFP Partners Management Company, a Delaware corporation indirectly owned by John H. Harvison and members of his immediate family, is the sole shareholder of FFP Real Estate Trust.


Item 13.  Certain Relationships and Related Transactions.

Related Transactions

   The Company and FFP Marketing are parties to a reimbursement agreement pursuant to which the Company reimburses FFP Marketing for all direct costs of the Company (such as costs to prepare the Company's annual partnership tax returns, annual audit fees, etc.) and an agreed upon lump sum amount for indirect overhead costs allocable to the Company. The reimbursement for officers' compensation costs incurred by FFP Marketing in connection with the Company's activities is determined by the amount of time management and other personnel spend on activities of the Company compared to the amount of time they spend on activities of FFP Marketing. Since FFP Real Estate Trust's only activity is to serve as the general partner of the Company, all of its costs and expenses will be borne by the Company. The indirect cost reimbursement paid by the Company to FFP Marketing for 1998 was $200,000.

   After the December 1997 restructuring of the Company and until June 1998, the Company and FFP Marketing were jointly liable on substantially all the debt that was transferred to the Company in the restructuring. In June 1998, that debt was restructured such that the Company was released from the liability to the bank lender but is now liable to FFP Marketing. During 1998, the Company paid FFP Marketing $693,000 in interest expense on that indebtedness. The balance due on Company's notes payable to affiliate at December 31, 1998, was $14,201,000.

   FFP Marketing leases buildings or land and buildings for some of its retail outlets from the Company. John H. Harvison, Chairman and Chief Executive Officer of FFP Marketing, and Craig T. Scott, Vice President - Finance, General Counsel and Chief Financial Officer of FFP Marketing, hold similar positions with the Company. In addition, companies owned directly or indirectly by Mr. Harvison and members of his immediate family and/or other members of the senior management of FFP Marketing hold corresponding ownership interests in the Company. The leases on these properties were entered into in conjunction with the restructuring of the Company that was completed in December 1997 in which the non-real estate assets and businesses of the Company were transferred to FFP Marketing while the real estate used in the retail operations was retained by the Company. The lease rates for the locations were established based on knowledge of the properties by the management of the Company and FFP Marketing and their general experience in acting as lessor and lessee for similar properties. The management of FFP Marketing believes that the lease rates are comparable to lease rates that could be entered into with unrelated third parties. However, FFP Marketing did not engage any third party advisors or refer to any third party surveys or analyses of rental rates in making this determination. FFP Marketing paid $2,628,000 in lease payments to the Company for these properties during 1998.

   Prior to the December 1997 restructuring of FFP Partners, the Company was managed by its former general partner, which made determinations with respect to costs incurred by it (whether directly or indirectly through its affiliates) that were reimbursed by the Company. The Company reimbursed the former general partner and any of its affiliates for direct and indirect general and administrative costs, principally officers' compensation and associated expenses, related to the business of the Company. The reimbursement was based on the time devoted by employees to the Company's business or upon such other reasonable basis as was determined by the former general partner.

                                 PART IV


Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

   (a) The following documents are filed as part of this Annual Report on Form 10-K:

   (1) Financial Statements. See Index to Financial Statements on page F-1 hereof.

   (2) Financial Statement Schedules. No Financial Statement Schedules are included because they are either not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.

   (3) Exhibits.

               3.1  Amended  and  Restated  Certificate  of Limited
                      Partnership  of FFP  Partners,  L.P. {1 - Ex.
                      3.7}
               4.1  Amended  and  Restated   Agreement  of  Limited
                      Partnership of FFP Partners, L.P., dated May 21, 1987, as amended by the First Amendment to Amended and Restated Agreement of Limited Partnership dated August 14, 1989, and by the Second Amendment to Amended and Restated Agreement of Limited Partnership dated July 12, 1991. {2 - Ex 4.1}
               4.2  Third   Amendment   to  Amended  and   Restated
                      Agreement  of  Limited   Partnership  of  FFP
                      Partners,  L.P.,  dated  as of  December  28,
                      1997.  {4}
               4.3  Rights  Agreement  dated as of August 14, 1989,
                      between the Company and NCNB Texas National Bank, as Rights Agent. {3 - Ex. 1}
              10.1  Nonqualified Unit Option Plan of FFP Partners,
                      L.P. {1 - Ex. 10.2}
              10.2  Form   of   Lease    Agreement    between   FFP
                      Properties,    L.P.,    and   FFP   Operating
                      Partners, L.P. {4}
              10.3  Form of Building  Lease  Agreement  between FFP
                      Properties,    L.P.,    and   FFP   Operating
                      Partners, L.P. {4}
              10.4  Loan  Agreement  among FFP Partners,  L.P., FFP
                      Operating Partners, L.P., Direct Fuels, L.P., and HSBC Business Loans, Inc., dated October 31, 1997. {4}
              21.1  Subsidiary of the Registrant.  {5}
              23.1  Consent of KPMG LLP. {5}
                27  Financial data schedule. {5}
-------------------
               {1}  Included as the indicated exhibit in the
                        Partnership's Registration Statement on
                        Form S-1 (Registration No. 33-12882) dated
                        May 14, 1987, and incorporated herein by reference.
               {2}  Included as the indicated exhibit in the
                        Partnership's Annual Report on Form 10-K for the fiscal year ended December 27, 1992, and incorporated herein by reference.
               {3}  Included as the indicated exhibit in the
                        Partnership's registration statement on
                        Form 8-A dated as of August 29, 1989, and incorporated herein by reference.
               {4}  Included as the indicated exhibit in the
                        Partnership's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, and incorporated herein by reference.
               {5}  Included herewith.

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

Dated:  April 15, 1999                          FFP Partners, L.P.
                                                (Registrant)

                                                By:  FFP Real Estate Trust
                                                     General Partner

                                                By: /s/ John H. Harvison
                                                   John H. Harvison
                                                   President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of April 15, 1999.

/s/ John H. Harvison              President and Chief Executive
---------------------------------   Officer  and Trust Manager of FFP
John H. Harvison                    Real Estate Trust (Principal
                                    executive officer)

/s/ Craig T. Scott                Vice President - Finance,
---------------------------------   Secretary, Treasurer, General
Craig T. Scott                      Counsel and Chief Financial
                                    Officer of FFP Real Estate Trust
                                    (Principal financial and
                                    accounting officer)

--------------------------------- Trust Manager of FFP Real Estate Trust
Joseph F. Leonardo

/s/ J. D. St.Clair                Trust Manager of FFP Real Estate Trust
---------------------------------
J. D. St.Clair

/s/ Randall W. Harvison           Trust Manager of FFP Real Estate Trust
---------------------------------
Randall W. Harvison

Item 8.  Index to Financial Statements


                                                                 Page
                                                                Number

Independent Auditors' Report                                     F-2
Consolidated Balance Sheets as of December 31, 1998              F-3
     and December 28, 1997
Consolidated Statement of Operations for the Period              F-4
     Ended December 31, 1998
Consolidated Statement of Partners' Capital for the Period       F-5
     Ended December 31, 1998
Consolidated Statement of Cash Flows for the Period              F-6
     Ended December 31, 1998
Notes to Consolidated Financial Statements                       F-7

                                Independent Auditors' Report



The Partners
FFP Partners, L.P.:

   We have audited the accompanying consolidated financial statements of FFP Partners, L.P. (a Delaware limited partnership) and its subsidiary, as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FFP Partners, L.P. and its subsidiary as of December 31, 1998 and December 28, 1997, and the results of their operations and their cash flows for the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                         KPMG  LLP


Fort Worth, Texas
March 30, 1999

                          FFP PARTNERS L.P. AND SUBSIDIARY
                            Consolidated Balance Sheets
                     December 31, 1998 and December 28, 1997
                                 (In thousands)

                                                           1998        1997
                       Assets

Current assets
   Prepaid expenses                                         $26        $196

Real property
    Land and improvements                                 5,929       6,026
    Buildings                                            21,329      21,491
                                                         27,258      27,517
    Accumulated depreciation                            (10,574)     (9,374)
                                                         16,684      18,143
Notes receivable                                             44           0
Other assets, net                                            50           0

      Total assets                                      $16,804     $18,339

         Liabilities and Partners' Capital

Current liabilities
   Current installments of long-term debt                  $148      $1,208
   Current installments of notes payable to
      affiliate                                           1,143           0
   Accrued expenses                                          39           0
        Total current liabilities                         1,330       1,208

Long-term debt, excluding current installments              297      14,730
Notes payable to affiliate, excluding current
      installments                                       13,058           0
        Total liabilities                                14,685      15,938

Minority interest in subsidiary                             857         960

Commitments and contingencies

Partners' capital
    Limited partners' capital                             1,242       1,418
    General partner's capital                                20          23
         Total partners' capital                          1,262       1,441

      Total liabilities and partners' capital           $16,804     $18,339


         See accompanying Notes to Consolidated Financial Statements.

                      FFP PARTNERS, L.P. AND SUBSIDIARY
                    Consolidated Statement of Operations
                        Period Ended December 31, 1998
                      (In thousands, except per unit)


                                                             1998
Revenues
   Rental income                                           $2,660
   Gain on sale of property                                    56
   Interest and other income                                   14
       Total revenues                                       2,730

Expenses
   General and administrative expenses                        473
   Depreciation and amortization                            1,203
   Interest expense                                         1,336
        Total expenses                                      3,012

Net loss before minority interest in subsidiary              (282)

    Minority interest in subsidiary                           103

 Net loss                                                   $(179)

Net loss per unit
   Basic                                                   $(0.08)
   Diluted                                                  (0.08)

Weighted average number of units outstanding
   Basic                                                    2,272
   Diluted                                                  2,272




         See accompanying Notes to Consolidated Financial Statements.

                      FFP PARTNERS, L.P. AND SUBSIDIARY
                 Consolidated Statement of Partners' Capital
                        Period Ended December 31, 1998
                               (In thousands)



                                   Limited     General
                                  Partners     Partner        Total

Balance, December 28, 1997         $1,418        $23         $1,441

Net loss                             (176)        (3)          (179)

Balance, December 31, 1998         $1,242        $20         $1,262



        See accompanying Notes to Consolidated Financial Statements.

                       FFP PARTNERS, L.P. AND SUBSIDIARY
                     Consolidated Statement of Cash Flows
                         Period Ended December 31, 1998
                                (In thousands)

                                                             1998
Cash flows from operating activities
   Net loss                                                 $(179)
   Adjustments to reconcile net loss to net cash
       provided by operating activities -
          Depreciation and amortization                     1,203
          Gain on sales of real property                      (56)
          Minority interest in subsidiary                    (103)
          Changes in operating assets and liabilities -
                Decrease in prepaid expenses                  170
                Increase in other assets                      (50)
                Increase in accrued expenses                   39
   Net cash provided by operating activities                1,024

Cash flows from investing activities
   Purchases of land and building                             (96)
   Proceeds from the sale of real property                    408
   Increase in notes receivable                               (44)
   Net cash provided by investing activities                  268

Cash flows from financing activities
   Payments on long-term debt                             (15,493)
   Proceeds from long-term debt to affiliate               14,773
   Payments on long-term debt to affiliate                   (572)
   Net cash used by financing activities                   (1,292)

Net increase/(decrease) in cash                                 0

Cash at beginning of year                                       0

Cash at end of year                                            $0


Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest during 1998 was approximately $1,300.


     See accompanying Notes to Consolidated Financial Statements.

                    FFP PARTNERS, L.P. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                   December 31, 1998 and December 28, 1997


1.  Basis of Presentation

(a)  Organization of Company

   These Consolidated Financial Statements include the assets, liabilities, and results of operations of FFP Partners, L.P. (the "Company"), and its 60%-owned subsidiary, FFP Properties, L.P. ("FFP Properties").

   The Company is a Delaware limited partnership formed in December 1986 pursuant to the Agreement of Limited Partnership of FFP Partners, L.P. (the "Partnership Agreement"), with FFP Partners Management Company, Inc. ("FFPMC") as its initial general partner. In May 1987, the Company purchased convenience stores, truck stops, other retail motor fuel outlets, and ancillary businesses from affiliates of its general partner. The purchase of those outlets was completed in conjunction with the Company's initial public offering of Class A Units of limited partnership interest. Through its subsidiaries, the Company owned and operated these outlets, and other businesses, until December 1997.

   In December 1997, the Company completed an organizational restructuring by which the real estate used in the aforementioned retail operations was retained by the Company while the convenience store, truck stop, other retail motor fuel outlets, and other businesses it conducted were transferred to FFP Marketing Company, Inc., a Texas corporation ("FFP Marketing"), in exchange for all the common stock of FFP Marketing. The common stock of FFP Marketing was then distributed on a one-for-one basis to the general partner and limited partners of the Company. The assets and liabilities in the accompanying consolidated balance sheet of the Company have been reflected at the historical carrying values of the predecessor entity prior to the restructuring. Accordingly, no gain or loss was recognized as a result of the 1997 organizational restructuring.

   Also in that December 1997 restructuring, the Company distributed the real estate it retained to FFP Properties, a newly formed Texas limited partnership, in exchange for the general partnership interest in FFP Properties. The limited partnership interests in the Company held by John H. Harvison, the Chairman and Chief Executive Officer of FFPMC, members of his family, and corporations, partnerships, trusts, and other business entities affiliated with him or his family members (collectively, the "Harvison Family") were exchanged for economically equivalent limited partnership interests in FFP Properties. In addition, FFP Real Estate Trust, a newly formed Texas real estate investment trust that is wholly owned by FFPMC, then became the sole general partner of the Company.

   By virtue of this restructuring, all of the operating activities of the Company were transferred to FFP Marketing, and there is no comparative income data for the Company for the prior periods.

   The Company owns the real estate and conducts its rental activities through FFP Properties, its operating subsidiary. The Company owns a 60% partnership interest in FFP Properties and serves as its sole general partner. In the consolidated financial statements of the Company, the minority interest in subsidiary represents the Harvison Family's 40% limited partnership interest in FFP Properties.

(b)  Consolidation

   The consolidated financial statements include the accounts of the Company and its majority owned subsidiary. All significant intercompany accounts and transactions are eliminated in the consolidated financial statements.

(c)  Change in Fiscal Year

   Prior to the restructuring of the Company on December 28, 1997, the Company prepared its financial statements on the basis of a fiscal year which ended on the last Sunday in December. However, in connection with the restructuring, the Company changed its fiscal year to coincide with the calendar year. Accordingly, the accompanying consolidated financial statements for the year period December 31, 1998, include the 12 months then ended plus the three-day period from December 29, 1997 through December 31, 1997. The effect of including these three additional days in the consolidated financial statements for the period ended December 31, 1998, is immaterial.


2.  Significant Accounting Polices

(a)  Real Property

   Real property is stated at cost, which may differ from fair market value. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, which range from five to 20 years.

(b)  Fair Value of Financial Instruments

   The carrying value of notes receivable approximates fair value because of the short maturity of the instrument. The carrying amount of notes payable to affiliate approximates fair value because the interest rate on such obligations varies with the prime rate. The carrying value of long-term debt approximates fair value because the fixed rate on such debt is not materially different from the current rates available to the Company.

(c)  Notes Receivable

   The Company evaluates the collectibility of notes receivable in accordance with the provisions of Statement of Financial Accounting Standards, ("SFAS") No. 114, "Accounting by Creditors for Impairment of Loans", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." At December 31, 1998, no notes receivable were determined to be impaired.


(d)  Units Issued and Outstanding

   The equity interests in the Company are comprised of Class A Units of Limited Partnership interest and units representing the general partner interest. These units issued and outstanding at December 31, 1998, and December 28, 1997, were as follows:

                                1998        1997
      Limited partners       2,234,262   2,234,262
      General partner           37,416      37,416

   The Company's limited partner units are traded on the American Stock Exchange under the "FFP" trading symbol. The general partner units are owned by its sole general partner, FFP Real Estate Trust.

(e)  Use of Estimates

   The use of estimates is required to prepare the Company's consolidated financial statements in conformity with generally accepted accounting principles. Although management believes that such estimates are reasonable, actual results could differ from the estimates.

(f)  Impairment of Long-Lived Assets

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

(g)  Rental Revenue

   The Company recognizes rental revenues when earned.

(h)  Unit Option Plan

   The Company accounts for its unit option plan in accordance with the provisions of Accounting Principles Board ("APB") Option No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded only if the current market price of the underlying unit on the date of the grant of the option exceeded the exercise price of the option. The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities either to (i) recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant, or (ii) continue to apply the provisions of APB Opinion No. 25 and provide proforma net income and earnings per share disclosures for employee option grants made in 1995 and subsequent years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company elected the second alternative (See Note 5).

(i)  Income Taxes

   As a publicly traded partnership, the Company pays no federal income tax. Rather, the income or loss of the Company is allocated to its partners to be included in their respective tax returns. Special tax rules for publicly traded partnership The net difference between the tax bases and the reported amounts of assets and liabilities at December 31, 1998, and Decemer 28, 1997, is $5,277,000 and $4,923,000, respectively.

(j)  Reporting of Comprehensive Income

   As of December 29, 1997, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires the presentation of "comprehensive income" in financial statements. Comprehensive income includes net income and all revenues, expenses, gains, and losses that are recorded directly to equity. Because the Company does not have any such items that are recorded directly to equity, comprehensive income and net income are identical. Accordingly, the effect of the adoption of SFAS No. 130 has no effect on the Company's consolidated financial statements.

(k)  Segment Information

   As of December 29, 1997, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about a company's operating segments. It also establishes standards for related disclosures regarding products and services, geographic areas and major customers. The Company operates in a single operating segment, the ownership and rental of real estate. The Company earns substantially all of its rental income from a single entity, FFP Marketing.


3.  Notes Payable and Long-Term Debt

   Effective June 1998, the Company, FFP Marketing and FFP Marketing's primary bank lender reached an agreement to restructure the revolving credit facility and term loan due to the lender. In connection with the restructuring of the Company in December 1997, both the Company and FFP Marketing retained the liability for this debt as both entities were primary obligors on the loans. In accordance with the June 1998 agreement, the lender made a loan to FFP Marketing, FFP Marketing made a loan to the Company, and the Company repaid the balance of its debt to the lender, all of which was done effective on June 28, 1998. This transaction included the execution of a promissory note by the Company payable to FFP Marketing in the original principal amount of $14,773,000 (the then current balance on the debt due to the lender), which was recorded by the Company as notes payable to affiliate, and the Company was released by the lender from all obligations under the Loan and Security Agreement. At December 31, 1998, the Company was indebted to FFP Marketing in the amount of $14,201,000.

   The interest rate and repayment terms of the Company's note payable to FFP Marketing mirror the terms of FFP Marketing's debt to its lender, including a maturity date of November 2000. The revised agreement with the lender also required that the loan be secured by real estate owned by the Company, which was pledged to FFP Marketing and then also pledged by FFP Marketing to its lender as additional collateral on its debt to the lender. The Company makes monthly principal payments to FFP Marketing of $95,000 plus accrued interest on the unpaid balance at a rate equal to the bank's prime rate. All proceeds paid by the Company to FFP Marketing on this loan are required to be applied to the balance of FFP Marketing's debt to the lender.

   The Company has other notes payable which bear interest at 6% to 10% and are due in monthly or annual installments through 2012. Such notes are secured by real property and had aggregate balances of $445,000 at December 31, 1998.

   The aggregate fixed maturities of long-term debt for each of the five years subsequent to 1998 are as follows:

                                  (In thousands)

                1999                    1,291
                2000                   13,110
                2001                       45
                2002                       42
                2003                       41
                Thereafter                117
                                      $14,646

4.  Loss Per Unit

   The following table reconciles the denominator in the calculation of the basic and diluted loss per unit for partnership units in 1998:

                                                  (In thousands)

    Weighted average number of units outstanding       2,272
    Effect of dilutive options                          0
    Weighted average number of units outstanding
          assuming dilution                            2,272

   Options to purchase 295,999 units were not included in the computation of diluted loss per unit for 1998 because to do so would have been antidilutive. Such options could potentially dilute basic income per unit in the future.


5.  Nonqualified Unit Option Plan

   The Company has previously granted and has outstanding at year end 1998 nonqualified options to acquire 295,999 Class A Units. Such options were granted under its Nonqualified Unit Option Plan and a Nonqualified Unit Option Plan for Nonexecutive Employees. The Nonqualified Unit Option plan has terminated, but another plan with the same terms was adopted by the Company. Options for 37,998 units are available for grant under the Nonqualified Unit Option Plan for Nonexecutive Employees. A summary of activity under the unit option plans follows:

                                                                     Weighted
                                             Limited     Exercise     Average
                                            Partner        Price     Exercise
                                              Units        Range       Price

Options outstanding, December 28, 1997       241,999   $1.211-$2.261   $1.410
  Options granted during year                 80,000     0.75-1.0625    0.946
  Options expired or terminated during year  (26,000)       1.211       1.211
  Options exercised during year                    0
Options outstanding, December 31, 1998       295,999    $0.75-2.261    $1.302

Options exercisable, December 31, 1998       202,665   $1.211-2.261    $1.438


   All options to acquire Class A Units of the Company that were outstanding at the completion of the December 1997 restructuring of the Company were divided into separate options to purchase Class A Units of the Company and a like number of FFP Marketing common shares. The exercise price for the then existing options for Company units was divided between the two new options in proportion to the closing price on the American Stock Exchange of the Company Class A Units and FFP Marketing common shares. The adjusted exercise prices of the unit options outstanding at December 31, 1998, are as follows:


                 Exercise     Options      Options
                 Price     Outstanding   Exercisable

                $0.7500       30,000            0
                 1.0625       50,000            0
                 1.2110      139,333      139,333
                 1.2520        6,666        6,666
                 1.3930       20,000        6,666
                 1.9380       25,000       25,000
                 2.2610       25,000       25,000
                             295,999      202,665

   The weighted average exercise price of outstanding options under the plans at year end was $1.302 unit with a remaining contractual life of 5.0 years.

   The per share weighted-average fair value of options granted in 1998 and 1997, estimated using the Black Scholes option-pricing model, and the underlying assumptions used are:

                                  Underlying Assumptions
                           -------------------------------------------
                Estimated             Risk-Free                 Expected
   Year           Fair     Dividend   Interest     Expected      Option
 Granted         Value      Yield      Rate       Volatility     Life

  1998          $0.73       0.0%       6.00%         53%        7 years
  1997           0.91       0.0%       6.40%         58%        7 years

   The Company applies APB Opinion No. 25 in accounting for its option plans. Accordingly, no compensation cost related to the plans has been recognized in the consolidated financial statements. Had the Company determined compensation under SFAS No. 123, the Company's net loss would have been reduced to the pro forma amounts indicated below:


                                      1998
                                 (In thousands, except
                                 per unit information)
Net loss
   As reported                       $(179)
   Pro forma                          (213)
Net loss per share
   As reported
      Basic                         $(0.08)
      Diluted                        (0.08)
   Pro forma
      Basic                          (0.10)
      Diluted                        (0.10)

   Pro forma net loss reflects only options granted subsequent to 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost for options granted prior to 1995 is not considered.


6.  Unit Purchase Rights and Transfer Restrictions

   In August 1989, the Company entered into a Rights Agreement and distributed the right to its unitholders to purchase Rights Units (substantially equivalent to Class A Units) under certain circumstances. Initially, the Rights were attached to all unit certificates representing units then outstanding and no separate Rights Certificates were distributed. Under the Rights Agreement, the Rights were to separate from the units and be distributed to unitholders following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") had acquired, or obtained a right to acquire, beneficial ownership of 20% or more of the Partnership's Class A Units or all classes of outstanding units. On August 8, 1994, a group of unitholders announced that they had an informal understanding that they would vote their units together as a block. The agreement related to units constituting approximately 25% of the Class A Units then outstanding. Therefore, the Rights became exercisable on October 7, 1994, the record date for the issuance of the Rights Certificates (the "Distribution Date").

   The Rights currently represent the right to purchase a Rights Unit (which is substantially equivalent to a Class A Unit) of the Company at a price of $20.00 per Unit. However, the Rights Agreement provides, among other things, that if any person acquires 30% or more of the Class A Units or of all classes of outstanding Units, then each holder of a Right, other than an Acquiring Person, will have the right to receive, upon exercise, Rights Units (or in certain circumstances, other property) having a value of $40.00 per Unit. The Rights will expire on August 13, 1999, and do not have any voting rights or rights to cash distributions.

   In the December 1997 restructuring, the Partnership's partnership agreement was amended to prohibit any person from owning more than 4.9% of the Class A Units. The amended agreement provides that any transfer that would result in a person owning more than this amount will be null and void, and the units that were to be transferred will become "Excess Units," which will have no voting or dividend rights and will be held in escrow by the Company.


7.  Leases

   Substantially all real property owned by the Company is leased to FFP Marketing under operating leases which generally expire in 2002 and 2007 plus two five-year renewal periods at the sole option of FFP Marketing. The leases provide for an increase in rent payments after each five-year renewal period, based upon any increase in the consumers price index. The leases are "triple net" leases, under which FFP Marketing pays all taxes, insurance, and operating costs. Annual minimum rent under these leases is approximately $2,600,000 through 2002.

   The Company leases two types of properties to FFP Marketing: parcels where the land and building are owned by the Company, and parcels where only the building is owned by the Company but is subject to a superior ground lease which extends until 2007 (the "Building Only Properties"). Under the terms of the deeds by which the Company acquired the Building Only Properties, the Company's ownership of the Building Only Properties will terminate upon the expiration of the ground leases. The lessors under those ground leases have indicated to the Company that they do not intend to extend the ground leases past 2007. In 1998, $795,000 of the Company's rental income was derived from Building Only Properties, and the remaining $1,833,000 was derived from properties in which the Company owns the land and building.


8.  Related Party Transactions

   The chief executive officer, vice president-finance, secretary, treasurer, general counsel and chief financial officer of the Company's sole general partner, FFP Real Estate Trust, hold similar positions with FFP Marketing. In addition, entities owned directly or indirectly by the Company's chief executive officer, members of his immediate family, and other members of the senior management of the Company have in the past, and intend to do so in the future, engaged in transactions with the Company. Although such related parties believe that such transactions have been fair and reasonable to the Company and on terms no less favorable to the Company than could be obtained from an unaffiliated party in an arms' length transaction, no assurance can be given to that effect.

   The Company leases its real properties principally to FFP Marketing. The Company's management believes that the lease rates are comparable to leases that could be entered into with unrelated third parties. Since these leases became effective concurrently with the close of 1997, no lease payments were received by the Company during its 1997 year. The Company received $2,628,000 in lease payments from FFP Marketing for these properties during 1998. The Company paid $693,000 in interest to FFP Marketing related to the note payable to affiliate.


9.  Subsequent Event

   In February 1999, the Company purchased 14 additional improved real properties from a third party on which 12 convenience stores and two truck stops are operational. The Company immediately leased the properties to FFP Marketing under 20-year leases. The Company's rental income from FFP Marketing under those leases equals $99,000 per month and equals the Company's monthly principal and interest payments payable under its acquisition debt. The leases are "triple net" leases, under which FFP Marketing pays all taxes, insurance, and operating costs, and provide for an increase in rent payments after each five-year period during the term of the leases based upon any increase in the consumer price index.

   The Company incurred long-term acquisition debt in the original principal amount of $9,550,000, which is fully amortizable over 15 years with equal, monthly payments of principal and interest. FFP Marketing also agreed to guarantee the Company's acquisition indebtedness because the amount of FFP Marketing's monthly lease payments to the Company equals the Company's monthly debt payments.