Form 10-Q
period 1999-03-31
FFP PARTNERS L P
filed 1999-05-20
CIK 811863

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



[X| Quarterly  report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 1999, or

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___




                            Class A Units 2,234,262
     (Number of limited partner units outstanding as of May 15, 1999)

                        FFP Partners, L.P. and Subsidiary
                     Condensed Consolidated Balance Sheets
                      March 31, 1999, and December 31, 1998
                                  (In thousands)
                                   (Unaudited)


                                                 March 31,   December 31,
                                                    1999         1998
                   Assets

Current assets -
   Prepaid expenses and other                        $307         $26
   Investment in lease from affiliate                 852           0
Real property -
    Land and improvements                           8,518       5,929
    Buildings                                      21,034      21,329
                                                   29,552      27,258
    Accumulated depreciation                      (10,871)    (10,574)
                                                   18,681      16,684
Investment in lease from affiliate,
   net of current portion                          11,919           0
Note receivable from affiliate                      3,012          44
Other assets, net                                      42          50

      Total assets                                $34,813     $16,804


      Liabilities and Partners' Capital

Current liabilities -
    Current installments of long-term debt           $371        $148
    Current installments of long-term debt
         to affiliate                               1,143       1,143
    Accrued liabilities                               711          39
            Total current liabilities               2,225       1,330
Long-term debt, excluding current
    installments                                    9,586         297
Note payable to affiliate, excluding current
   installments                                    12,773      13,058
Unearned income from affiliate                      8,139           0
      Total liabilities                            32,723      14,685
Minority interests in subsidiary                      845         857
Commitments and contingencies
Partners' capital -
    Limited partners' capital                       1,225       1,242
    General partner's capital                          20          20
       Total partners' capital                      1,245       1,262

      Total liabilities and partners' capital     $34,813     $16,804


     See accompanying notes to Condensed Consolidated Financial Statements.

                        FFP Partners, L.P., and Subsidiary
                       Consolidated Statements of Operations
            For the Three Months Ended March 31, 1999 and March 31, 1998
                        (In thousands, except per unit data)
                                    (Unaudited)

                                             March 31,    March 31,
                                                1999        1998

Revenues -
    Rental income                                $704       $613
    Gain on sale of property                        0         52
    Interest and other income                      69          2
      Total revenues                              773        667

Expenses -
    General and administrative expenses           173         73
    Depreciation and amortization                 297        290
    Interest expense                              331        369
      Total expenses                              801        732

(Loss) before minority interest                   (28)       (65)

    Minority interest in subsidiary                11         18

Net (Loss)                                       $(17)      $(47)

Net (loss) per unit -
    Basic                                      $(0.01)    $(0.02)
    Diluted                                     (0.01)     (0.02)

Weighted average number of units
  outstanding -
    Basic                                       2,272      2,272
    Diluted                                     2,272      2,272


     See accompanying notes to Condensed Consolidated Financial Statements.

                     FFP Partners, L.P. and Subsidiary
               Condensed Consolidated Statement of Cash Flows
           Three Months Ended March 31, 1999, and March 31, 1998
                               (In thousands)
                                (Unaudited)

                                                March 31,    March 31,
                                                   1999        1998

Cash Flows from Operating Activities -
    Net (loss)                                    $(17)       $(47)
    Adjustments to reconcile net (loss) to
      cash provided by operating activities -
         Depreciation and amortization             297         290
         Minority interest in subsidiary           (11)        (18)
         Net change in operating assets
            and liabilities                       (280)        (11)
    Net cash provided/(used) by operating
        activities                                 (11)        214

Cash Flows from Investing Activities -
    Investment in lease, net                    (3,959)          0
    Additions of property, net                  (2,295)          3
    Net cash provided/(used)by
        investing activities                    (6,254)          3

Cash Flows from Financing Activities -
    Net borrowing/(repayments) under credit
        facilities                               6,265        (217)
    Net cash provided/(used) by financing
        activities                               6,265        (217)

Net Increase/(Decrease) in Cash                     $0          $0

Cash at beginning of period                          0           0
Cash at end of period                               $0          $0



     See accompanying notes to Condensed Consolidated Financial Statements.

                      FFP Partners, L.P. and Subsidiary
           Notes to Condensed Consolidated Financial Statements
                               March 31, 1999
                                 (Unaudited)


1.  Basis of Presentation

   These Condensed Consolidated Financial Statements include the assets, liabilities, and results of operations of FFP Partners, L.P., and its 60%-owned subsidiary, FFP Properties, L.P., collectively referred to as the "Partnership."

   The Condensed Consolidated Balance Sheets at March 31, 1999, and December 31, 1998, and the Consolidated Statements of Operations and Condensed Consolidated Statement of Cash Flows for the periods presented, have been prepared by the Partnership without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Partnership's financial position as of March 31, 1999, and the results of its operations and cash flows for each of the periods presented, have been made. Interim operating results are not necessarily indicative of results for the entire year.

   In December 1997, the Partnership completed a restructuring which resulted in the transfer of the convenience store, retail motor fuel, and other businesses previously operated by it to FFP Marketing Company, Inc. ("FFP Marketing"). In the restructuring, the Partnership retained the real estate used in the retail businesses and leased those properties to FFP Marketing.

   The notes to the audited consolidated financial statements which are included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, include a description of accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the three months ended March 31, 1999, except as discussed below.


2.  Change in Fiscal Year

   Prior to the restructuring of the Partnership that occurred in December 1997, the Partnership prepared its financial statements on the basis of a fiscal year which ended on the last Sunday in December. However, in connection with the restructuring, the Partnership has changed its fiscal year to coincide with the calendar year. Accordingly, the accompanying unaudited financial statements for the months ended March 31, 1998, include the three months then ended plus the three-day period immediately following the restructuring through the end of 1997 (December 29 through December 31, 1997) . The effect of including these three additional days in financial statements for the period ended March 31, 1998, is immaterial.


3.  Long-Term Debt

   In February 1999, the Partnership purchased 14 additional improved real properties from a third party on which 12 convenience stores and two truck stops are operational. The Partnership immediately leased the properties to FFP Marketing under leases accounted for as operating and direct financing leases, respectively. The leases each have 15-year terms. The operating land leases provide for a monthly rental aggregating approximately $28,000. The direct financing leases provide for a monthly rental aggregating approximately $71,000. The aggregate of these lease payments from FFP Marketing equals the
Partnership's monthly principal and interest payments payable under its acquisition debt. The leases are "triple net" leases, under which FFP Marketing pays all taxes, insurance, operating, and capital costs, and provide for an increase in rent payments after each five-year period during the term of the leases based upon any increase in the consumer price index.

   In addition, the Partnership purchased inventory and equipment at the 14 locations for approximately $942,000 and $1,750,000, respectively. The Partnership immediately sold this inventory and equipment to FFP Marketing in exchange for a note receivable. The note bears interest at the prime rate and is payable in monthly installments over 8 years.

   The Partnership incurred long-term acquisition debt with a third party lender in the original principal amount of $9,550,000, which is fully amortizable over 15 years with equal, monthly payments of principal and interest. FFP Marketing guaranteed the Partnership's acquisition indebtedness because the amount of FFP Marketing's monthly lease payments to the Partnership equals the Partnership's monthly debt payments.


4.  Income/(Loss) per Unit

   A reconciliation of the denominator of the basic and diluted (loss) per unit for general partner and limited partner units for the three months ended March 31, 1999, and March 31, 1998, follows:

                                                March 31,   March 31,
                                                  1998        1998
                                                  (In thousands)

Weighted average number of units
    outstanding                                   2,272       2,272
Effect of dilutive options                            0           0
Weighted average number of units
    outstanding, assuming dilution                2,272       2,272

   Options to purchase 295,999 units and 241,999 units were not included in the computation of diluted (loss) per unit for the three months ended March 31, 1999, and March 31, 1998, respectively, because to do so would have been antidilutive. Such options could potentially dilute basic income per unit in the future.

                                 FFP Partners, L.P.
                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

General

   FFP Partners, L.P. (the "Partnership") restructured its operations in December 1997 by transferring its convenience store, retail motor fuel, and other businesses to FFP Marketing Company, Inc. ("FFP Marketing"). In the restructuring, the Partnership retained the real estate formerly used in the retail businesses and now leases those properties to FFP Marketing. Accordingly, no comparative income data for the Partnership exists for periods prior to 1998.

   Substantially all of the Partnership's rental income is derived from the various convenience store and other retail outlets that it leases to FFP Marketing on a "triple net" basis. Under those leases, FFP Marketing as tenant, instead of the Partnership as landlord, bears all taxes, insurance, operating costs, and capital costs for the properties. The leases also provide for increased rent payments after each five-year period during the term of the leases in accordance with any increase in the consumers price index.

   The Partnership may acquire additional real estate properties in the future. Those properties may be leased to FFP Marketing or to others, although no assurance exists that additional properties will be acquired. Future leases may or may not be on a "triple-net" basis.


Results of Operations for First Quarter 1999 compared with First Quarter 1998

   Rent income of $704,000 in the first quarter of 1999 represented a 15% increase, or $91,000, over rent income of $613,000 in the first quarter of 1998. Likewise, interest and other income of $69,000 in the first quarter of 1999 represented an increase of $67,000 over interest and other income of $2,000 in the first quarter of 1998. These increases were largely due to the receipt of one month's land rent and interest income from the direct financing lease resulting from the 14 properties acquired in February 1999. As with other revenue and expense items associated with these additional properties, rent and interest income are expected to increase further in succeeding quarters.

   General and administrative expenses were $173,000 in the first quarter of 1999, compared to $73,000 in the first quarter of 1998. This increase was largely due to additional costs incurred in connection with the acquisition of the 14 additional properties in February 1999 and the preparation of the Partnership's income tax returns. Such costs were higher than in the prior year as a result of changing tax preparation software companies after the prior tax software company discontinued that type of business.

   Interest expense declined to $331,000 in the first quarter of 1999, compared to $369,000 in the first quarter of 1998, or 10%, as a result of reduced long-term bank debt on which interest expense is payable. In future, however, interest expense is expected to increase as a result of the additional debt incurred in connection with the acquisition of properties in February 1999.

   Cash flows used by operating activities in the first quarter of 1999 were $11,000, while cash flows provided by operating activities in the first quarter of 1998 were $214,000. The difference resulted principally from closing costs incurred in purchasing the 14 additional properties in February 1999.

Comparison to REIT's

   The Partnership is not a real estate investment trust ("REIT"), but its activities are much like those of a REIT. One performance measure used within the REIT industry is funds from operations ("FFO"). FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means net income (loss) (determined in accordance with generally accepted accounting principles or "GAAP"), excluding gains (or losses) from debt restructurings, and similar activities, and sales of properties, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. While FFO is one appropriate measure of performance of an equity REIT, it (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income),
(ii) is not necessarily indicative of cash flow available to fund cash needs, and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Partnership's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Partnership's ability to make distributions or to fund its other operations. The following table presents the determination of FFO for the Partnership for the three month periods ended March 31, 1999 and 1998:

                                                 March 31,   March 31,
                                                   1999        1998
                                       (In thousands, except per unit data)

(Loss) before minority interests                  $(28)       $(65)
Adjustments -
    (Gains) from sales of properties                 0         (52)
    Depreciation and amortization                  297         290
Funds from operations                              269         173
Less - FFO attributable to minority
    interests in subsidiary                         11          18
Funds from operations attributable
     to the Partnership                           $258        $155
FFO per unit (based on units outstanding
    for diluted loss per unit calculations)      $0.12       $0.07

   Although the Partnership has generated positive funds from operations, it has not made distributions to unitholders because substantially all cash generated from the Partnership's operations is required for debt payments. In connection with the possible refinancing of its debt referred to above, the Partnership is seeking to extend the maturity of the debt, which might make funds available for distribution to unitholders. However, there can be no assurance that the Partnership will be successful in refinancing its debt or obtaining new loan terms that would permit distributions, or if such refinancing is obtained, that management will decide that distributions will be the best method of increasing value to the Partnership's unitholders.

Liquidity and Capital Resources

   The Partnership has contracted with FFP Marketing to provide administrative and other services to the Partnership. Under this management agreement, FFP Marketing makes payments on behalf of the Partnership and charges such payments to its account while the rental income due to the Partnership by FFP Marketing is applied to this account. Accordingly, the Partnership does not, at this time, maintain separate cash accounts. However, as the Partnership grows and expands its real estate holdings, it is expected to function more independently although management anticipates that FFP Marketing will continue to provide various administrative services to the Partnership for the foreseeable future.

   Effective June 28, 1998, the Partnership, FFP Marketing, and the Partnership's primary bank lender reached an agreement to restructure the debt due to the lender for which the Partnership and FFP Marketing were jointly liable but for which the Partnership had retained the liability in connection with its December 1997 restructuring. Under this agreement, the lender released the Partnership from all obligations under the Loan and Security Agreement covering the debt and permitted a subsidiary of FFP Marketing to loan the Partnership approximately $14,773,000 (the then current balance of the debt for which the Partnership had retained liability in the restructuring). The loan from FFP Marketing to the Partnership is secured by all real estate owned by the Partnership and was pledged as additional collateral on the debt of FFP Marketing to the lender. The terms of the loan mirror the terms of the debt of FFP Marketing to the lender, which remain unchanged. Accordingly, the restructuring of this debt has no additional economic impact on the Partnership although the Partnership is now liable to FFP Marketing rather than the lender for this debt.

   In April 1999, the Company executed a letter of intent with a third party lender to provide refinancing of the Partnership's long-term bank debt. The Company is currently seeking such refinancing, which is expected to be secured by a deed of trust lien and security interest covering 65 of the Partnership's properties. Such refinancing is expected to provide for equal, monthly principal and interest payments over a 20-year amortization period. The Company has not yet received a binding commitment for such refinancing.

  In February 1999, the Partnership purchased 14 additional improved real properties from a third party on which 12 convenience stores and two truck stops are operational. The Partnership immediately leased the properties to FFP Marketing under leases accounted for as operating and direct financing leases, respectively. The leases each have 15-year terms. The operating land leases provide for a monthly rental aggregating approximately $28,000. The direct financing leases provide for a monthly rental aggregating approximately $71,000. The aggregate of these lease payments from FFP Marketing equals the
Partnership's monthly principal and interest payments payable under its acquisition debt. The leases are "triple net" leases, under which FFP Marketing pays all taxes, insurance, operating, and capital costs, and provide for an increase in rent payments after each five-year period during the term of the leases based upon any increase in the consumer price index.

   In addition, the Partnership purchased inventory and equipment at the 14 locations for approximately $942,000 and $1,750,000, respectively. The Partnership immediately sold this inventory and equipment to FFP Marketing in exchange for a note receivable. The note bears interest at the prime rate and is payable in monthly installments over 8 years.

   The Partnership incurred long-term acquisition debt from a third party lender for its February 1999 purchase in the original principal amount of $9,550,000. That debt is fully amortizable over 15 years with equal, monthly payments of principal and interest. FFP Marketing guaranteed the Partnership's acquisition indebtedness because the amount of FFP Marketing's monthly lease payments to the Partnership equals the Partnership's monthly debt payments.

   Although the Partnership expects that any property acquisitions will be centered on convenience stores and similar properties, it may also look for opportunities in other types of investment property that yield an above average return with an acceptable level of risk.


Year 2000 Computer Issues

   The Year 2000 issue ("Y2K") is the result of computer software programs being coded to use two digits rather than four to define the applicable year. Some of computer programs that have date-sensitive coding may recognize a date using "00" as the year 1900 rather than the year 2000. This coding could result in system failures or miscalculations, causing disruptions of operations.

   The Partnership relies upon FFP Marketing and its computer software and hardware to manage the Partnership's rental activities. FFP Marketing also utilizes computer programs in operating its own businesses. FFP Marketing has provided the Partnership with the following summary of its Y2K program.

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

   FFP Marketing continues to progress favorably in its completion of the various tasks and target dates identified in the Y2K work plan. FFP Marketing believes it has identified and prioritized all major Y2K-related items. In addition, many non-IS, merchandise, equipment, financial institution, insurance and public utility vendors are being contacted, inquiring as to their readiness and the readiness of their respective vendors. FFP Marketing will perform follow-up efforts with the above vendors as required. Testing compliance with major vendors is now being planned. The following reflects management's assessment of FFP Marketing's Y2K state of readiness on March 28, 1999:

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

   FFP Marketing estimates that its cost of the Y2K project will be approximately $500,000 to $750,000, of which about one-half will be capital costs. The costs incurred to date approximate $200,000, with the remaining cost for outside consultants software and hardware applications to be funded through operating cash flow. This estimate includes costs related to the upgrade and/or replacement of computer software and hardware; costs of remediated code testing and test result verification; and the reintegration to production of all remediated applications. In addition, the costs include the testing of applications and software currently certified as Y2K compliant. FFP Marketing does not separately track the internal costs incurred for the Y2K project, which are primarily the related payroll costs for the IS and various user personnel participating in the project.

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

   The costs of the Y2K project and the date on which FFP Marketing plans to complete the Y2K modifications are based on its management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. As a result, there can be no assurance that these forward-looking estimates will be achieved and the actual costs. Vendor compliance could differ materially from FFP Marketing's current expectations and result in a material financial risk. In addition, while FFP Marketing is making significant efforts in addressing all anticipated Y2K risks within its control, this event is unprecedented. Consequently, there can be no assurance that the Y2K issue will not have a material adverse impact on FFP Marketing's or the Partnership's operating results and financial condition.


Forward-Looking Statements

   Certain of the statements made in this report are "forward-looking" statements that involve inherent risks and uncertainties. As defined by the U.S. Private Securities Litigation Reform Act of 1995, "forward-looking" statements include information about the Partnership that is based on the beliefs of management and the assumptions made by, and information currently available to, management. In making such forward-looking statements, the Partnership is relying upon the "statutory safe harbors" contained in the applicable statutes and the rules, regulations and releases of the Securities and Exchange Commission. Statements that should generally be considered forward-looking include, but are not limited to, those that contain the words "estimate," "anticipate," "in the opinion of management," "expects," "believes," and similar phrases. Among the factors that could cause actual results to differ materially from the statements made are the following: changes in real estate conditions, including rental rates and the construction or availability of competing properties; changes in the industry in which the Partnership's sole tenant competes; changes in general economic conditions; the ability of management to identify acquisitions and investment opportunities meeting the investment objectives of the Partnership; the timely leasing of unoccupied properties; timely releasing of currently occupied properties upon expiration of the current leases or the default of the current tenant; a risk of leasing all of the Partnership's properties to only one tenant; the Partnership's ability to generate funds sufficient to meet its debt service payments and other operating expenses; the inability of the Partnership to control the management and operation of its tenant and the businesses conducted on the Partnership's properties; financing risks, including the availability, or lack of availability, of funds to service or refinance existing debt and to finance acquisitions of additional property, changes in interest rates associated with its variable rate debt; the possibility that the Partnership's existing debt, which requires a so-called "balloon" payment of principal in November 2000, may be refinanced at a higher interest rate or on other terms less favorable to the Partnership than at present; the existence of complex tax regulations relating to the Partnership's status as a publicly-traded real estate partnership and, if achieved, to its status as a real estate investment trust and the adverse consequences of the failure to qualify as such; and other risks detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Partnership undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

                         EXHIBITS AND REPORTS ON FORM 8-K


Exhibits

     27          Financial Data Schedule [included in electronic filing only].

Reports on Form 8-K

   The Partnership did not file any reports on Form 8-K for the quarter covered by this Report on Form 10-Q.

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


                                          FFP PARTNERS, L.P.
                                          Registrant
                                          By: FFP Real Estate Trust
                                          sole general partner


Date:  May 20, 1999                       By:  /s/ Craig T. Scott
                                          -----------------------------------
                                          Craig T. Scott
                                          Vice President - Finance,
                                          Chief Financial Officer and
                                          General Counsel