Form 10-Q
period 1999-06-30
FFP PARTNERS L P
filed 1999-08-19
CIK 811863

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



[X| Quarterly  report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 1999, or

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___




                            Class A Units 2,234,262
     (Number of limited partner units outstanding as of August 10, 1999)

                        FFP Partners, L.P. and Subsidiary
                     Condensed Consolidated Balance Sheets
                      June 30, 1999, and December 31, 1998
                                  (In thousands)
                                   (Unaudited)


                                                 June 30,   December 31,
                                                    1999         1998
                   Assets

Current assets -
   Prepaid expenses and other current assets         $299         $26
   Investment in lease from affiliate                 853           0
   Note receivable from affiliate, current portion    268           0
       Total curent assets                          1,420          26
Real property -
    Land and improvements                           8,518       5,929
    Buildings                                      21,034      21,329
    Total real property, excluding depreciation    30,104      27,258
    Accumulated depreciation                      (11,158)    (10,574)
    Total real property, net                       18,946      16,684
Investment in lease from affiliate,
    net of current portion                         11,658           0
Note receivable from affiliate, net of
    current portion                                 2,366           0
Other assets, net                                      40          94

       Total assets                               $34,430     $16,804


      Liabilities and Partners' Capital

Current liabilities -
    Current installments of long-term debt           $371        $148
    Current installments of long-term debt
         to affiliate                               1,143       1,143
    Accrued liabilities and due to affiliate           66          39
    Unearned income from affiliate, current portion   799           0
       Total current liabilities                    2,379       1,330
Long-term debt, excluding current installments      9,521         297
Note payable to affiliate, excluding current
   installments                                    12,487      13,058
Unearned income from affiliate, excluding
         current portion                            7,792           0
       Total liabilities                           32,179      14,685
Minority interests in subsidiary                      910         857
Commitments and contingencies
Partners' capital -
    Limited partners' capital                       1,320       1,242
    General partner's capital                          21          20
       Total partners' capital                      1,341       1,262

       Total liabilities and partners' capital    $34,430     $16,804


     See accompanying notes to Condensed Consolidated Financial Statements.

                        FFP Partners, L.P., and Subsidiary
                 Condensed Consolidated Statements of Operations
            For the Three and Six Months Ended June 30, 1999 and 1998
                        (In thousands, except per unit data)
                                    (Unaudited)

                                    Three Months Ended       Six Months Ended
                                    June 30,   June 30,     June 30,   June 30,
                                      1999       1998         1999       1998

Revenues -
    Rental income                     $752       $700       $1,457     $1,313
    Gain on sale of property             0          0            0         52
    Interest income                    255         10          345         12
      Total revenues                 1,007        710        1,802      1,377
Expenses -
    General and administrative
         expenses                      124         95          297        168
    Depreciation and amortization      287        312          585        602
    Interest expense                   435        390          787        759
      Total expenses                   846        797        1,669      1,529
Net income/(loss) before
         minority interest              96        (61)          80       (108)
    Minority interest in subsidiary    (65)        26          (53)        44

Net income/(loss)                      $96       $(61)         $80      $(108)


Net income/(loss) per unit -
    Basic                            $0.04     $(0.03)       $0.04     $(0.05)
    Diluted                          $0.04     $(0.03)       $0.04     $(0.05)

Weighted average number of units
  outstanding -
    Basic                            2,272      2,272        2,272      2,272
    Diluted                          2,280      2,272        2,277      2,272


     See accompanying notes to Condensed Consolidated Financial Statements.

                     FFP Partners, L.P. and Subsidiary
               Condensed Consolidated Statement of Cash Flows
              Six Months Ended June 30, 1999, and June 30, 1998
                               (In thousands)
                                (Unaudited)

                                                 June 30,    June 30,
                                                   1999        1998

Cash Flows from Operating Activities -
    Net (loss)                                      $80       $(108)
    Adjustments to reconcile net (loss) to
      cash provided by operating activities -
         Depreciation and amortization              585         602
         Minority interest in subsidiary             53         (44)
         Net change in operating assets
            and liabilities                        (194)         54
    Net cash provided/(used) by operating
        activities                                  524         504

Cash Flows from Investing Activities -
    Investments in leases with affiliate        (12,511)          0
    Unearned lease income from affiliate          8,592           0
    Note receivable from affiliate               (2,634)          0
    Purchases of land and buildings              (2,847)         (2)
    Net cash provided/(used)by
        investing activities                     (9,400)         (2)

Cash Flows from Financing Activities -
    Proceeds from long-term debt                  9,550           0
    Payments on long-term debt                     (103)       (502)
    Payments on long-term debt to affiliate        (571)          0
    Net cash provided/(used) by financing
        activities                                8,876        (502)

Net Increase/(Decrease) in Cash                     $0          $0

Cash at beginning of period                          0           0
Cash at end of period                               $0          $0



     See accompanying notes to Condensed Consolidated Financial Statements.

                      FFP Partners, L.P. and Subsidiary
           Notes to Condensed Consolidated Financial Statements
                                June 30, 1999
                                 (Unaudited)


1.  Basis of Presentation

   These Condensed Consolidated Financial Statements include the assets, liabilities, and results of operations of FFP Partners, L.P., and its 60%-owned subsidiary, FFP Properties, L.P., collectively referred to as the "Partnership."

   The Condensed Consolidated Balance Sheet as of June 30, 1999, and the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the periods presented have been prepared by the Partnership without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Partnership's financial position as of June 30, 1999, and the results of its operations and cash flows for each of the periods presented, have been made. Interim operating results are not necessarily indicative of results for the entire year.

   On December 28, 1997, the Partnership completed a restructuring which resulted in the transfer of the convenience store, retail motor fuel, and other businesses previously operated by it to FFP Marketing Company, Inc. ("FFP Marketing"). In the restructuring, the Partnership retained the real estate used in the retail businesses and leased those properties to FFP Marketing. As a result of the restructuring, the Partnership's financial statements after the restructuring are not comparable in a meaningful way to its financial statements prior to the restructuring.

   The notes to the audited consolidated financial statements which are included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, include a description of accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the six months ended June 30, 1999, except as discussed below.


2.  Change in Fiscal Year

   Prior to the restructuring of the Partnership completed on December 28, 1997, the Partnership prepared its financial statements on the basis of a fiscal year which ended on the last Sunday in December. However, in connection with the restructuring, the Partnership has changed its fiscal year to coincide with the calendar year. Accordingly, the accompanying unaudited financial statements for the periods ended June 30, 1998, include the calendar months then ended plus the three-day period immediately following the restructuring through the end of 1997 (December 29 through December 31, 1997). The effect of including these three additional days in financial statements for the period ended June 30, 1998, is immaterial.


3.  Long-Term Debt

   In February 1999, the Partnership purchased 14 additional improved real properties from a third party on which 12 convenience stores and two truck stops are operational. The Partnership immediately leased the properties to FFP Marketing under leases accounted for as operating leases for the land portion and direct financing leases for the building portion, respectively. Each of these leases have a 15-year term. The operating land leases provide for a monthly rental aggregating approximately $28,000. The direct financing leases provide for a monthly rental aggregating approximately $71,000. The aggregate of these lease payments from FFP Marketing equals the Partnership's monthly principal and interest payments payable under its acquisition debt. The leases are "triple net" leases, under which FFP Marketing pays all taxes, insurance, operating, and capital costs, and provide for an increase in rent payments after each five-year period during the term of the leases based upon any increase in the consumer price index.

   In addition, the Partnership purchased inventory and equipment at the 14 locations for approximately $942,000 and $1,750,000, respectively. The Partnership immediately sold this inventory and equipment to FFP Marketing in exchange for a note receivable. The note bears interest at the prime rate and is payable in monthly installments over 8 years.

   The Partnership incurred long-term acquisition debt with a third party lender in the original principal amount of $9,550,000, which is fully amortizable over 15 years with equal, monthly payments of principal and interest. FFP Marketing guaranteed the Partnership's acquisition indebtedness. The amount of FFP Marketing's monthly lease payments to the Partnership equals the Partnership's monthly debt payments.


4.  Income/(Loss) per Unit

   A reconciliation of the denominator of the basic and diluted (loss) per unit for general partner and limited partner units for the three and six months ended June 30, 1999, and June 30, 1998, follows:

                                        Three Months Ended    Six Months Ended
                                       June 30,    June 30,  June 30,  June 30,
                                         1998        1998      1999      1998
                                                   (In thousands)

Weighted average number of units
    outstanding                         2,272       2,272     2,272     2,272
Effect of dilutive options                  8           0         5         0
Weighted average number of units
    outstanding, assuming dilution      2,280       2,272     2,277     2,272

   Options to purchase 265,999 and 241,999 units were not included in the computation of diluted net income/(loss) per unit for the three and six months ended June 30, 1999, and June 30, 1998, respectively, because to do so would have been anti-dilutive. Such options could potentially dilute basic net income per unit in the future.

                                 FFP Partners, L.P.
                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

General

   FFP Partners, L.P. (the "Partnership") restructured its operations in December 1997 by transferring its convenience store, retail motor fuel, and other businesses to FFP Marketing Company, Inc. ("FFP Marketing"). In the restructuring, the Partnership retained the real estate formerly used in the retail businesses and now leases those properties to FFP Marketing. Accordingly, no comparative income data exists for the Partnership for periods prior to 1998.

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


Results of Operations

   Rent income of $752,000 and $1,457,000 in the three and six months ended June 30, 1999, represented increases of $52,000 and $144,000, respectively, or 7% and 11%, respectively, over rent income in the corresponding periods of the prior year. Likewise, interest income of $255,000 and $345,000 in the second quarter and first half of 1999 reflected improvement of $245,000 and $333,000, respectively, or 2450% and 2780%, respectively, over interest and other income in the corresponding periods of 1998. These increases resulted from additional land rent and additional interest income from the direct financing leases relating to the 14 properties acquired in February 1999. Rent and interest income are expected to remain consistent with the second quarter in succeeding quarters.

   General and administrative expenses of $124,000 and $297,000 in the second quarter and the first half of 1999, compared to $95,000 and $168,000 in the corresponding periods of 1998, respectively, reflected increases of 31% and 77%, respectively. These increases were largely due to additional costs incurred in connection with the acquisition of the 14 additional properties in February 1999 and the preparation of the Partnership's income tax returns. Such preparation costs were higher than in the prior year as a result of changing tax preparation software companies after the prior tax software company discontinued that type of business.

   Interest expense increased to $435,000 in the second quarter of 1999, compared to $390,000 in the second quarter of 1998, a 17% increase. Likewise, interest expense rose to $787,000 in the first half of 1999, compared to $759,000 for the first half of the prior year, an increase of 4%. Interest expense for both periods increased as a result of long-term debt associated with the additional properties acquired in February 1999. Increased interest expense is expected to continue in the future as a result of the additional long-term debt.

   Cash flows provided by operating activities increased to $524,000 in the first half of 1999, compared to $504,000 for the corresponding period of the prior year, representing a 4% increase.


Comparison to REIT's

   The Partnership is not a real estate investment trust ("REIT"), but its activities are much like those of a REIT. One performance measure used within the REIT industry is funds from operations ("FFO"). FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means net income (loss) (determined in accordance with generally accepted accounting principles or "GAAP"), excluding gains (or losses) from debt restructurings, and similar activities, and sales of properties, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. While FFO is one appropriate measure of performance of an equity REIT, it (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income),
(ii) is not necessarily indicative of cash flow available to fund cash needs, and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Partnership's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Partnership's ability to make distributions or to fund its other operations. The following table presents the determination of FFO for the Partnership for the three and six month periods ended June 30, 1999:

                                         Three Months Ended   Six Months Ended
                                         June 30,  June 30,   June 30, June 30,
                                           1999      1998       1999     1998
                                         (In thousands, except per unit data)

Net income/(loss) before
    minority interests                     $161      $(87)      $133    ($152)
Adjustments -
    (Gain) from early debt payoff             0       (11)         0      (11)
    (Gains) from sales of properties          0         0          0      (52)
    Depreciation and amortization           287       312        585      602
Funds from operations                       448       214        718      387
Less - FFO attributable to minority
    interests in subsidiary                 179        85        287      154
Funds from operations attributable
    to the Partnership                     $269      $129       $431     $233
FFO per unit (based on units outstanding
    for diluted net income/(loss)
    per unit calculations)                $0.12     $0.06      $0.19    $0.10

   Although the Partnership has generated positive funds from operations, it has not made distributions to unitholders because substantially all cash generated from the Partnership's operations is required for debt payments. In connection with the possible refinancing of its debt referred to above, the Partnership is seeking to extend the maturity of the debt, which could result in an increase in the Partnership's net cash flow. However, there can be no assurance that the Partnership will be successful in refinancing its debt or obtaining new loan terms that would permit distributions, or if such refinancing is obtained, that management will decide that distributions will be the best method of increasing value to the Partnership's unitholders.


Liquidity and Capital Resources

   The Partnership has contracted with FFP Marketing to provide administrative and other services for the Partnership. Under this management agreement, FFP Marketing makes payments on behalf of the Partnership and charges such payments to its account while the rental income due to the Partnership from FFP Marketing is applied to this account. Accordingly, the Partnership does not, at this time, maintain separate cash accounts. However, as the Partnership grows and expands its real estate holdings, it is expected to function more independently although management anticipates that FFP Marketing will continue to provide various administrative services to the Partnership for the foreseeable future.

   Effective June 28, 1998, the Partnership, FFP Marketing, and the Partnership's primary bank lender restructured the debt due to the lender for which the Partnership and FFP Marketing had retained joint liability after their December 1997 organizational restructuring. Under this agreement, the lender released the Partnership from all obligations and required FFP Marketing to loan the Partnership approximately $14,773,000 (the then current balance of those obligations). The Partnership executed a note payable to FFP Marketing at that time and pledged all of its real estate as security for that loan. In turn, FFP Marketing pledged the note from the Partnership and the Partnership's real estate as additional collateral on its debt to the lender. On June 28, 1999, FFP Marketing repaid such lender in full, and such lender released such note and real estate from all of its liens. As a result, as of June 30, 1999, the Partnership continues to be indebted to FFP Marketing The terms of that loan mirror the terms of the prior debt of FFP Marketing to the lender. The
Partnership is required to make monthly principal payments of $95,000 plus accrued interest at the prime rate.

   In April 1999, the Partnership executed a non-binding letter of intent with a third party lender to provide refinancing of the Partnership's long-term debt payable to FFP Marketing. The Partnership is currently seeking such refinancing, which is expected to be secured by a deed of trust lien and security interest covering 63 of the Partnership's properties. Such refinancing is expected to provide for equal, monthly principal and interest payments over a 20-year amortization period. The Partnership has not yet received a binding commitment for such refinancing but does anticipate, but gives no assurance of, a closing of such refinancing in the third quarter.

   In February 1999, the Partnership purchased 14 additional improved real properties from a third party on which 12 convenience stores and two truck stops are operational. The Partnership immediately leased the properties to FFP Marketing under leases accounted for as operating and direct financing leases, respectively. Each lease has a 15-year term. The operating land leases provide for a monthly rental aggregating $28,000. The direct financing leases provide for a monthly rental aggregating $71,000. The aggregate of these lease payments from FFP Marketing equals the Partnership's monthly principal and interest payments payable under its acquisition debt. The leases are "triple net" leases, under which FFP Marketing pays all taxes, insurance, operating, and capital costs, and provide for an increase in rent payments after each five-year period during the term of the leases based upon any increase in the consumer price index.

   In addition, the Partnership purchased inventory and equipment at the 14 locations for approximately $942,000 and $1,750,000, respectively. The Partnership immediately sold this inventory and equipment to FFP Marketing in exchange for a note receivable. The note bears interest at the prime rate and is payable in monthly installments over 8 years.

   The Partnership incurred long-term acquisition debt with a third party lender in the original principal amount of $9,550,000, which is fully amortizable over 15 years with equal, monthly payments of principal and interest. FFP Marketing guaranteed the Partnership's acquisition indebtedness. The amount of FFP Marketing's monthly lease payments to the Partnership equals the Partnership's monthly debt payments.

   Although the Partnership expects that any future property acquisitions will be centered on convenience stores and similar properties, it may also look for opportunities in other types of investment property that yield an above average return with an acceptable level of risk.


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

   FFP Marketing continues to progress favorably in its completion of the various tasks and target dates identified in the Y2K work plan. FFP Marketing believes it has identified and prioritized all major Y2K-related items. In addition, many non-IS, merchandise, equipment, financial institution, insurance and public utility vendors are being contacted, inquiring as to their readiness and the readiness of their respective vendors. FFP Marketing will perform follow-up efforts with the above vendors as required. Testing compliance with major vendors is planned for the remainder of the year. The following reflects management's assessment of FFP Marketing's Y2K state of readiness on June 30, 1999:


                                               Estimated  Estimated
                                              Percentage  Completion
                                               Completed     Date
Phase
Internal IS and Non-IS systems and
   equipment:
     Awareness                                    95%      Dec 1999
     Assessment                                   90%      Oct 1999
     Remediation                                  80%      Oct 1999
     Testing                                      50%      Nov 1999
     Contingency planning                         30%      Oct 1999
Suppliers, customers and third party
   providers:
     Awareness-identify companies                 70%      Sep 1999
     Assessment questionnaire completed
        by major suppliers                        30%      Oct 1999
     Assessment review with third party
        providers                                 30%      Nov 1999
     Review contractual commitments               10%      Sep 1999
     Risk assessment                              50%      Aug 1999
     Contingency planning                         40%      Sep 1999
     Testing as applicable                        40%      Oct 1999

   FFP Marketing's estimates are judgmental and subject to error. It believes that work should be significantly finished at the estimated completion date, but FFP Marketing will continue to reevaluate awareness, send follow-up questionnaires and update contingency plans as considered necessary.

   FFP Marketing estimates that its cost of the Y2K project will be approximately $500,000 to $750,000, of which about one-half will be capital costs. The costs incurred to date approximate $400,000, with the remaining cost for outside consultants software and hardware applications to be funded through operating cash flow. This estimate includes costs related to the upgrade and/or replacement of computer software and hardware; costs of remediated code testing and test result verification; and the reintegration to production of all remediated applications. In addition, the costs include the testing of applications and software currently certified as Y2K compliant. FFP Marketing does not separately track the internal costs incurred for the Y2K project, which are primarily the related payroll costs for the IS and various user personnel participating in the project.

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


                                          FFP PARTNERS, L.P.
                                          Registrant
                                          By: FFP Real Estate Trust
                                          sole general partner


Date:  August 19, 1999                    By:  /s/ Craig T. Scott
                                          -----------------------------------
                                          Craig T. Scott
                                          Vice President - Finance,
                                          Chief Financial Officer and
                                          General Counsel