Form 10-Q
period 1999-09-30
FFP PARTNERS L P
filed 1999-11-05
CIK 811863

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



[X| Quarterly  report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 1999, or

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___

                            Class A Units 2,234,262
     (Number of limited partner units outstanding as of Novewmber 5, 1999)

                               FFP PARTNERS, L.P.
                                   Form 10-Q
                                     Index

                                                                    Page
Part I
    Item 1.   Financial Statements                                    2
    Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operation                  8
    Item 3.   Quantitive and Qualitative Disclosures About
                  Market Risks                                       15
Part II
    Item 6.   Exhibits and Reports on Form 8-K                       15
Signature                                                            15

                         FFP Partners, L.P. and Subsidiary
                       Condensed Consolidated Balance Sheets
                     September 30, 1999, and December 31, 1998
                                   (In thousands)
                                    (Unaudited)

                                              September 30,  December 31,
                                                    1999         1998
                   ASSETS

Current assets -
   Prepaid expenses and other current assets         $266         $26
   Investment in lease from affiliate                 853           0
   Due from affiliate                                  63           0
   Note receivable from affiliate, current portion    268           0
       Total curent assets                          1,450          26
Real property -
    Land and improvements                           8,685       5,929
    Buildings                                      21,413      21,329
    Total real property, excluding depreciation    30,098      27,258
    Accumulated depreciation                      (11,460)    (10,574)
    Total real property, net                       18,638      16,684
Investment in lease from affiliate,
    net of current portion                         11,445           0
Note receivable from affiliate, net of
    current portion                                 2,303           0
Other assets, net                                     117          94

       Total assets                               $33,953     $16,804


      LIABILITIES AND PARTNERS' CAPITAL

Current liabilities -
    Current installments of long-term debt           $278        $148
    Current installments of long-term debt
         to affiliate                               1,143       1,143
    Accrued liabilities                               171          39
    Unearned income from affiliate, current portion   800           0
       Total current liabilities                    2,392       1,330
Long-term debt, excluding current installments      9,439         297
Note payable to affiliate, excluding current
   installments                                    12,201      13,058
Unearned income from affiliate, excluding
         current portion                            7,590           0
       Total liabilities                           31,622      14,685
Minority interests in subsidiary                      942         857
Commitments and contingencies
Partners' capital -
    Limited partners' capital                       1,367       1,242
    General partner's capital                          22          20
       Total partners' capital                      1,389       1,262

       Total liabilities and partners' capital    $33,953     $16,804

       See accompanying notes to Condensed Consolidated Financial Statements.

                         FFP Partners, L.P., and Subsidiary
                  Condensed Consolidated Statements of Operations
          For the Three and Nine Months Ended September 30, 1999 and 1998
                        (In thousands, except per unit data)
                                    (Unaudited)

                                    Three Months Ended       Nine Months Ended
                                    Sept 30,   Sept 30,     Sept 30,   Sept 30,
                                      1999       1998         1999       1998

Revenues -
    Rental income                     $757       $661       $2,213     $1,974
    Gain on sale of property             0          0            0         52
    Interest income                    255          0          600         11
      Total revenues                 1,012        661        2,813      2,037
Expenses -
    General and administrative
         expenses                       49        153          346        321
    Depreciation and amortization      303        321          887        923
    Interest expense                   506        322        1,368      1,081
      Total expenses                   858        796        2,601      2,325
Net income/(loss) before
   minority interest                   154       (135)         212       (288)
    Minority interest in subsidiary    (62)        70          (85)       114

Net income/(loss)                      $92       $(65)        $127      $(174)


Net income/(loss) per unit -
    Basic                            $0.04     $(0.03)       $0.06     $(0.08)
    Diluted                          $0.04     $(0.03)       $0.06     $(0.08)

Weighted average number of units
  outstanding -
    Basic                            2,272      2,272        2,272      2,272
    Diluted                          2,280      2,272        2,278      2,272

       See accompanying notes to Condensed Consolidated Financial Statements.

                       FFP Partners, L.P. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1999, and September 30, 1998
                                  (In thousands)
                                   (Unaudited)

                                                 Sept 30,    Sept 30,
                                                   1999        1998

Cash Flows from Operating Activities -
    Net (loss)                                     $127       $(174)
    Adjustments to reconcile net (loss) to
      cash provided by operating activities -
         Depreciation and amortization              887         923
         Minority interest in subsidiary             85        (114)
         Net change in operating assets
            and liabilities                        (194)        230
    Net cash provided/(used) by operating
        activities                                  905         865

Cash Flows from Investing Activities -
    Investments in leases with affiliate        (12,795)          0
    Lease payments from affiliate                   497           0
    Unearned lease income from affiliate          8,390           0
    Note receivable from affiliate               (2,692)          0
    Note payments from affiliate                    121           0
    Purchases of land and buildings              (2,841)        125
    Net cash provided/(used)by
        investing activities                     (9,320)        125

Cash Flows from Financing Activities -
    Proceeds from long-term debt                  9,550           0
    Payments on long-term debt                     (278)       (990)
    Payments on long-term debt to affiliate        (857)          0
    Net cash provided/(used) by financing
        activities                                8,415        (990)

Net Increase/(Decrease) in Cash                     $0          $0

Cash at beginning of period                          0           0
Cash at end of period                               $0          $0


Supplemental Disclosure of Cash Flow Information

   The Company received a promissory note in the amount of $80,000 in connection with a sale of property during the nine months ended September 30, 1999.

   See accompanying notes to Condensed Consolidated Financial Statements.

                      FFP Partners, L.P. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                              September 30, 1999
                                 (Unaudited)


1.  Basis of Presentation

   These Condensed Consolidated Financial Statements include the assets, liabilities, and results of operations of FFP Partners, L.P., and its 60%-owned subsidiary, FFP Properties, L.P., collectively referred to as the "Partnership."

   The Condensed Consolidated Balance Sheet as of September 30, 1999, and the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the periods presented have been prepared by the Partnership without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Partnership's financial position as of September 30, 1999, and the results of its operations and cash flows for each of the periods presented, have been made. Interim operating results are not necessarily indicative of results for the entire year.

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

   The notes to the audited consolidated financial statements which are included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, include a description of accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the nine months ended September 30, 1999, except as discussed below.


2.  Change in Fiscal Year

   Prior to the restructuring of the Partnership completed on December 28, 1997, the Partnership prepared its financial statements on the basis of a fiscal year which ended on the last Sunday in December. However, in connection with the restructuring, the Partnership has changed its fiscal year to coincide with the calendar year. Accordingly, the accompanying unaudited financial statements for the nine-month period ended September 30, 1998, include nine calendar months in 1998 plus the three-day period immediately following the restructuring through the end of 1997 (December 29 through December 31, 1997). The effect of including these three additional days in financial statements for the period ended September 30, 1998, is immaterial.


3.  Long-Term Debt

   In February 1999, the Partnership purchased 14 additional improved real properties from a third party on which 12 convenience stores and two truck stops are operational. To fund that purchase, the Partnership incurred long-term acquisition debt with a third party lender in the original principal amount of $9,550,000. This note is fully amortizable over 15 years with equal, monthly payments of principal and interest. The payment of this note is secured by deed of trust liens against the 14 properties acquired, and FFP Marketing guaranteed the Partnership's acquisition indebtedness. The amount of FFP Marketing's monthly lease payments to the Partnership equals the Partnership's monthly debt payments.

   The Partnership immediately leased the 14 purchased properties to FFP Marketing under real estate leases accounted for as operating leases for the land portion and direct financing leases for the building portion. These real estate leases provide for monthly rentals aggregating $99,000 for a 15-year term. The operating leases for the land portion have been allocated a monthly rental aggregating $28,000. The direct financing leases for the buildings portion have been allocated a monthly rental aggregating $71,000. The leases are "triple net" leases, under which the Partnership pays no taxes, insurance, operating, or capital costs, and provide for an increase in rent payments after each five-year period during the term of the leases based upon any increase in the consumer price index.


   The Partnership also purchased inventory and equipment at the 14 locations for approximately $942,000 and $1,750,000, respectively. The Partnership immediately sold this inventory and equipment to FFP Marketing in exchange for a note receivable. The note bears interest at the prime rate and is payable in monthly installments over 8 years. This note was repaid in October 1999. See
Note 6.


4.  Income/(Loss) per Unit

   A reconciliation of the denominator of the basic and diluted (loss) per unit for general partner and limited partner units for the three and nine months ended September 30, 1999, and September 30, 1998, follows:


                                       Three Months Ended    Nine Months Ended
                                       Sept 30,    Sept 30,  Sept 30,  Sept 30,
                                         1998        1998      1999      1998
                                                   (In thousands)

Weighted average number of units
    outstanding                         2,272       2,272     2,272     2,272
Effect of dilutive options                  8           0         6         0
Weighted average number of units
    outstanding, assuming dilution      2,280       2,272     2,278     2,272


   Options to purchase 265,999 units and 241,999 units were not included in the computation of diluted net income (loss) for both the three and nine month periods ended September 30, 1999, and September 30, 1998, respectively, because to do so would have been anti-dilutive. Such options could potentially dilute basic net income per unit in the future.


5.  Prior Period Adjustment

   The Company recorded a prior quarter adjustment during the quarter ended September 30, 1999, to reflect one month's interest expense attributable to long-term debt payable to a third party. The adjustment should have been recorded during the quarter ending June 30, 1999, and is reflected in the statement of operations for the nine months ended September 30, 1999. The adjustment reduced net income by $45,000 for the three and six month periods ended June 30, 1999. Earnings per unit was reduced by $.02, basic and diluted, for both the three and six month periods ended June 30, 1999. Limited partners' and general partner's capital was reduced by $45,000 as of June 30, 1999.


6.  Subsequent Event

   On October 15, 1999, the Partnership closed new long-term financing from a third party lender and repaid in full its long-term indebtedness owed to FFP Marketing. The Company executed a promissory note in the amount of $12,000,000 plus a credit enhancement amount of up to $1,043,000. This note is fully amortizable over 20 years with equal, monthly payments of principal, interest and credit enhancement charges in the amount of $123,000. If none of the loans with which the Partnership's loan is pooled incurs a default during the term of the loans, the Partnership's credit enhancement payments will be applied by the lender to reduce the principal balance of the note and result in a retirement of such debt in approximately 19 years. The payment of this note is secured by a deed of trust lien against 63 properties of the Partnership. At the time of such refinancing, FFP Marketing also repaid the indebtedness it owed to the Partnership that was incurred in purchasing inventory and equipment from the Partnership at the 14 properties purchased by the Partnership in February 1999.

   In connection with the new financing, FFP Marketing executed a new lease, or exercised options to renew existing leases, for all of those 63 properties such that the lease term for those properties is now 20 years. The new leases continue to provide for "triple net" leases and for increased rent payments every five years based upon increases in the consumer price index.

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

   Substantially all of the Partnership's rental income is derived from the various convenience store and other retail outlets that it leases to FFP Marketing on a "triple net" basis. Under those leases, FFP Marketing as tenant, instead of the Partnership as landlord, bears all taxes, insurance, operating costs, and capital costs for the properties. The leases also provide for increased rent payments after each five-year period during the term of the leases in accordance with any increase in the consumer price index.

   The Partnership may acquire additional real estate properties in the future. Those properties may be leased to FFP Marketing or to others, although no assurance exists that additional properties will be acquired. Future leases may or may not be on a "triple-net" basis.


Results of Operations

   The Partnership's rent income and interest income continued to increase in the third quarter. Rent income increased by $96,000 and $239,000 in the three and nine months ended September 30, 1999, respectively, or 15% and 12%, respectively, over rent income in the corresponding periods of the prior year. Likewise, interest income of $255,000 and $600,000 in the third quarter and the first nine months of 1999, respectively, reflected improvement of $255,000 and $589,000, respectively, over interest income in the corresponding periods of 1998. Additional land rent and additional interest income from the direct financing leases, both of which relate to the 14 properties acquired in February 1999, caused these increases. The increased levels of rent income and interest income are expected to continue in succeeding quarters.

   General and administrative expenses were $49,000 and $346,000 in the third quarter and the first nine months of 1999, respectively, compared to $153,000 and $321,000 in the corresponding periods of 1998, respectively. The three-month decrease of 68% resulted from a third quarter correction of repair and maintenance costs incorrectly recorded in a prior quarter. The nine-month increase of 8% resulted from additional costs to acquire 14 additional properties in February 1999 and to prepare the Partnership's income tax returns. Such preparation costs were higher than in the prior year as a result of changing tax preparation software companies after the prior tax software company discontinued that type of business.

   Interest expense increased to $506,000 in the third quarter of 1999, compared to $322,000 in the third quarter of 1998, a 58% increase. Likewise, interest expense rose to $1,368,000 in the first nine months of 1999, compared to $1,081,000 for the first nine months of the prior year, an increase of 27%. Interest expense for both periods increased as a result of long-term debt associated with the additional properties acquired in February 1999. The increased level of interest expense is expected to continue in succeeding quarters but decline gradually over the 15-year term of that indebtedness.

   Operating cash flows (defined for this purpose as net income or loss plus depreciation) increased to $1,014,000 in the first nine months of 1999, compared to $749,000 for the corresponding period of the prior year, representing a 35% increase.


Comparison to REIT's

   The Partnership is not a real estate investment trust ("REIT"), but its activities are much like those of a REIT. One performance measure used within the REIT industry is funds from operations ("FFO"). FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means net income (loss) (determined in accordance with generally accepted accounting principles or "GAAP"), excluding gains (or losses) from debt restructurings, and similar activities, and sales of properties, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. While FFO is one appropriate measure of performance of an equity REIT, it (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income),
(ii) is not necessarily indicative of cash flow available to fund cash needs, and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Partnership's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Partnership's ability to make distributions or to fund its other operations. The following table presents the determination of FFO for the Partnership for the three and nine month periods ended September 30, 1999:


                                        Three Months Ended   Nine Months Ended
                                         Sept 30,  Sept 30,   Sept 30, Sept 30,
                                           1999      1998       1999     1998
                                         (In thousands, except per unit data)

Net income/(loss) before
    minority interests                     $154     $(135)      $212    ($288)
Adjustments -
    (Gain) from early debt payoff             0         0          0      (11)
    (Gains) from sales of properties          0         0          0      (52)
    Depreciation and amortization           303       321        887      923
Funds from operations                       457       186      1,099      572
Less - FFO attributable to minority
    interests in subsidiary                 183        74        440      229
Funds from operations attributable
    to the Partnership                     $274      $112       $659     $343
FFO per unit (based on units outstanding
    for diluted net income/(loss)
    per unit calculations)                $0.12     $0.05      $0.29    $0.15


   Although the Partnership has generated positive funds from operations, it has not made distributions to unitholders because substantially all cash generated from the Partnership's operations is required for debt payments. The refinancing of Partnership long-term debt is expected to improve the Partnership's net cash flow. The terms of such new long-term financing restrict the amount of Partnership distributions such that, after making any distribution, the Fixed Charge Coverage Ratio for each of the 63 pledged properties secured by the loan (summarized below) shall not be less than 1.30 to 1.00, and the Fixed Charge Coverage Ratio for the Partnership (summarized below) shall be less than 1.35 to
1.00. In general, the Fixed Charge Coverage Ratio during any period for a pledged store equals the cash flow (pre-tax income before minority interest, plus depreciation and interest expense) of that store for that period, divided by the amount of debt payments for that store for that period, and the Fixed Charge Coverage Ratio during a period for the Partnership equals the cash flow (pre-tax income before minority interest, plus depreciation and interest expense) of the Partnership for that period, divided by the amount of debt payments of the Partnership for that period. Each Fixed Charge Coverage Ratio is calculated for the 12-month period ending each December 31. Management has not yet determined if or how much of any Partnership distributions will be made to the Partnership's unitholders.


Liquidity and Capital Resources

   The Partnership has contracted with FFP Marketing to provide administrative and other services for the Partnership. Under this management agreement, FFP Marketing makes payments on behalf of the Partnership and charges such payments to its account while the rental income due to the Partnership from FFP Marketing is applied to this account. Accordingly, the Partnership does not maintain separate cash accounts at this time. However, as the Partnership grows and expands its real estate holdings, it is expected to function more independently although management anticipates that FFP Marketing will continue to provide various administrative services to the Partnership for the foreseeable future.

   In June 1998, the Partnership, FFP Marketing, and the Partnership's primary bank lender restructured the debt due to the lender for which the Partnership and FFP Marketing had retained joint liability after their December 1997 organizational restructuring. Under this agreement, the lender released the Partnership from all obligations and required FFP Marketing to loan the Partnership approximately $14,773,000 (the then current balance of those obligations). The Partnership executed a note payable to FFP Marketing at that time and pledged all of its real estate as security for that loan. As a result, the Partnership was indebted to FFP Marketing during the period from June 28, 1998, until October 15, 1999. The terms of that loan mirrored the terms of the prior debt of FFP Marketing payable to the lender. Under that note, the Partnership made monthly principal payments of $95,000, plus monthly interest payments of approximately $91,000, to FFP Marketing.

   On October 15, 1999, the Partnership repaid its long-term indebtedness payable to FFP Marketing and third parties when the Partnership incurred new long-term debt from a third party lender in the original principal amount of $12,000,000, plus a credit enhancement amount of $1,043,000. The interest rate on the new debt is fixed at 9.7% per annum over the 20-year term of the note. The new financing is secured by deed of trust liens and security interests covering 63 of the Partnership's 180 properties. This new debt is fully amortizable over a 20-year period with equal, monthly payments of principal and interest payments of $123,000, including payments on the credit enhancement amount. As a result of the new financing, the Partnership's long-term debt payments have decreased from approximately $186,000 per month to $123,000 per month.

   In February 1999, the Partnership purchased 12 convenience stores and two truck stops from a third party. To fund that purchase, the Partnership incurred long-term acquisition debt with a third party lender in the original principal amount of $9,550,000, which is fully amortizable over 15 years with equal, monthly payments of principal and interest of $99,000. The lender required FFP Marketing to guarantee the Partnership's acquisition indebtedness as a condition of the loan. The amount of FFP Marketing's monthly lease payments to the Partnership equals the Partnership's monthly debt payments.

   Upon acquisition of those 14 properties, the Partnership immediately leased them to FFP Marketing under real estate leases accounted for as operating leases for the land portion and direct financing leases for the building portion. These real estate leases provide for monthly rental rate aggregating $99,000 for a 15-year term. The operating leases for the land portion have been allocated a monthly rental aggregating $28,000. The direct financing leases for the buildings portion have been allocated a monthly rental aggregating $71,000. The Partnership's aggregate rental income from these real estate leases equals the Partnership's monthly principal and interest obligations under its acquisition debt. The leases are "triple net" leases, under which FFP Marketing pays all taxes, insurance, operating, and capital costs, and provide for an increase in rent payments after each five-year period during the term of the leases based upon any increase in the consumer price index.

   The Partnership also purchased inventory and equipment at the 14 locations acquired in February 1999 for $942,000 and $1,750,000, respectively. The Partnership immediately sold this inventory and equipment to FFP Marketing in exchange for a note receivable. The note bears interest at the prime rate and is payable in monthly installments over 8 years. FFP Marketing repaid the Partnership in full for this note in October 1999.

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

   FFP Marketing continues to progress favorably in its completion of the various tasks and target dates identified in the Y2K work plan. FFP Marketing believes it has identified and prioritized all major Y2K-related items. In addition, many non-IS, merchandise, equipment, financial institution, insurance and public utility vendors have been contacted, inquiring as to their readiness and the readiness of their respective vendors. FFP Marketing is continuing to follow-up with the above vendors as required. Testing compliance with major vendors is planned for the remainder of the year. The following reflects management's assessment of FFP Marketing's Y2K state of readiness on September 30, 1999:

                                               Estimated  Estimated
                                              Percentage  Completion
                                               Completed     Date
Phase
Internal IS and Non-IS systems and
   equipment:
     Awareness                                    96%      Dec 1999
     Assessment                                   93%      Dec 1999
     Remediation                                  93%      Dec 1999
     Testing                                      90%      Dec 1999
     Contingency planning                         85%      Dec 1999
Suppliers, customers and third party
   providers:
     Awareness-identify companies                100%      n/a
     Assessment questionnaire completed
        by major suppliers                        70%      Nov 1999
     Assessment review with third party
        providers                                 70%      Dec 1999
     Review contractual commitments               10%      Dec 1999
     Risk assessment                              90%      Dec 1999
     Contingency planning                         85%      Dec 1999
     Testing as applicable                        90%      Dec 1999


   FFP Marketing's estimates are judgmental and subject to error. It believes that work should be significantly finished at the estimated completion date, but FFP Marketing will continue to reevaluate awareness, send follow-up questionnaires and update contingency plans as considered necessary.

   FFP Marketing estimates that its cost of the Y2K project will be $650,000 to $750,000, of which about one-half will be capital costs. Approximately $650,000 of these costs have been incurred to date, and any remaining costs will be funded through operating cash flow. These costs include the upgrade and/or replacement of computer software and hardware; costs of remediated code testing and test result verification; and the reintegration to production of all remediated applications. In addition, the costs include the testing of applications and software currently certified as Y2K compliant. FFP Marketing does not separately track the internal costs incurred for the Y2K project, which are primarily the related payroll costs for the IS and various user personnel participating in the project.

   Due to the general uncertainty inherent in the Y2K process, primarily due to issues surrounding the Y2K readiness of third-party suppliers and vendors, a reasonable worst-case scenario is difficult to determine at this time. FFP Marketing does not anticipate more than temporary isolated disruptions attributed to Y2K issues to affect either FFP Marketing or its primary vendors. FFP Marketing is concentrating on four critical business areas in order to identify, evaluate and determine the scenarios requiring the development of contingency plans: (1) merchandise ordering and receipt, (2) petroleum products ordering and receipt, (3) disruption of power at retail sites, and (4) cash collection and disbursement systems. To the extent vendors are unable to deliver products due to their own Year 2000 issues, FFP Marketing believes it will generally have alternative sources for comparable products and does not expect to experience any material business disruptions. Although considered unlikely, the failure of public utility companies to provide telephone and electrical service could have material consequences. Contingency planning efforts will escalate as FFP Marketing continues to receive and evaluate responses from all of its primary merchandise vendors and service providers. These contingency plans are scheduled to be complete by the end of the year.

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


            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

   The Partnership has been, but is no longer, subject to market risks related to variable interest rates. Interest expense on the Partnership's long-term indebtedness payable to FFP Marketing during the first nine months of 1999 was calculated at the prime rate of interest, which was subject to change. Such indebtedness was repaid in full on October 15, 1999, with the proceeds of new fixed rate financing.


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


                                          FFP PARTNERS, L.P.
                                          Registrant
                                          By: FFP Real Estate Trust
                                          sole general partner


Date:  November 5, 1999                   By:  /s/ Craig T. Scott
                                          -----------------------------------
                                          Craig T. Scott
                                          Vice President - Finance,
                                          Chief Financial Officer and
                                          General Counsel