Form 10-K
period 1999-12-31
FFP PARTNERS L P
filed 2000-04-13
CIK 811863

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1999, or

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


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of Class A Units held by non-affiliates of the registrant at March 31, 2000, was $2,222,000. For purposes of this computation, all officers, directors, and beneficial owners of 10% or more of the Class A Units of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and beneficial owners are affiliates.


                             Class A Units 2,234,262
               (Number of units outstanding as of March 31, 2000)

                                     PART I

ITEM 1.  BUSINESS.

General Background

   FFP Partners, L.P. (the "Partnership") is a Delaware limited partnership whose sole general partner is FFP Real Estate Trust and whose Class A Units of limited partnership interest ("Limited Partner Units") are listed for trading on the American Stock Exchange (trading symbol "FFP"). The Partnership no longer has any type of limited partnership interests other than the Limited Partner Units. {See Item 5. Market for the Registrant's Units and Related Security Holder Matters.}

   FFP Real Estate Trust, a Texas real estate investment trust, has served as the Partnership's sole general partner since a restructuring of the Partnership was completed on December 28, 1997. FFP Real Estate Trust is wholly owned by FFP Partners Management Company, Inc. ("FFPMC"), which served as the sole general partner of the Partnership from the inception of the Partnership until the December 1997 restructuring.

   The Partnership was formed in December 1986 pursuant to the Agreement of Limited Partnership of FFP Partners, L.P. (as amended, the "Partnership Agreement"). In May 1987, the Partnership purchased convenience stores, truck stops, other retail motor fuel outlets, and ancillary businesses from affiliates of its senior executives. The purchase of these outlets was completed in conjunction with the Partnership's initial public offering of Limited Partner Units. The senior executives of the Partnership had owned and managed these operations prior to their acquisition by the Partnership. Through its subsidiaries, the Partnership owned and operated these businesses until the December 1997 restructuring.

   In the December 1997 restructuring, the Partnership (a) retained the real estate (land and buildings) previously used in its retail and wholesale operations, and (b) transferred its convenience stores, truck stops, other retail motor fuel outlets, and other businesses to FFP Marketing Company, Inc. ("FFP Marketing") in exchange for all the common stock of FFP Marketing. The common stock of FFP Marketing was then distributed to its partners such that the Partnership's limited partners received one share of common stock for each Limited Partner Unit and the Partnership's general partner received common stock in a percentage equal to its former ownership percentage. Since that time, FFP Marketing's common stock has been listed for trading on the American Stock Exchange (trading symbol "FMM").

   The real estate retained by the Partnership in the December 1997 restructuring was then contributed at that time to FFP Properties, L.P. ("FFP Properties"), a newly formed Texas limited partnership, in exchange for the general partnership interest in FFP Properties. As a result, the Partnership now serves as the general partner, and owns 60%, of FFP Properties, which in turn owns the land and buildings. The limited partnership interests in the Partnership that were previously held by John H. Harvison, the Chairman and Chief Executive Officer of the Partnership's general partner, members of his family, and corporations, partnerships, trusts, and other business entities affiliated with him or his family members (collectively, the "Harvison Family") were exchanged for economically equivalent limited partnership interests in FFP Properties. As a result, the Harvison Family owns a 40% limited partnership interest in FFP Properties.

   In the 1997 restructuring, all of the Partnership's non-real estate operating activities were transferred to FFP Marketing, and the business of the Partnership now solely consists of the ownership and rental of real estate through its general partnership interest in FFP Properties.

   Unless the context requires otherwise, references herein to the Partnership include its subsidiary, FFP Properties, and its general partner, FFP Real Estate Trust. References herein to FFP Marketing include its subsidiaries.

   The Partnership maintains its principal executive offices at 2801 Glenda Avenue, Fort Worth, Texas 76117-4391. Its telephone number is (817) 838-4700. The Partnership's Internet web site address is http://www.ffplp.com.

Business Strategy

   The Partnership intends to pursue the following business strategy:
      1. own its current portfolio of improved real properties,

      2. collect rental income from those properties,

      3. build   equity  in  the   properties   through  debt   retirement   and
         appreciation, and

      4. where acceptable deal terms, occupancy and financing are available, expand its real estate holdings through the acquisition of other real estate properties.

   Such additional properties will most likely include retail sites leased to FFP Marketing for convenience stores, truck stops, fast-food restaurants, and other retail outlets. Any additional real estate acquired by the Partnership may be used for other purposes and may be leased to other tenants. Although the Partnership will consider investments in any type of real estate, it is anticipated that most initial investments will be in convenience store locations since most of the Partnership's contacts are in that industry, and the Partnership believes it has considerable knowledge of the economics of those operations. In addition, the Partnership expects that most real estate acquired will be in smaller communities and towns. The Partnership believes that large real estate owners and developers are primarily interested in metropolitan area properties. Consequently, the Partnership believes it can obtain better yields on investments in smaller towns since there is less competition.

   The Partnership may or may not pursue a conversion to a real estate investment trust. If the Partnership decides to convert into a real estate investment trust, two scenarios are possible. One would be with a conversion through a "merger" and the other would be undertaken through an "exchange". In either case, if undertaken, the Partnership's unitholders would receive shares of FFP Real Estate Trust in place of their limited partnership units of the Partnership, and the FFP Real Estate Trust shares would be listed on a securities exchange.

   The Partnership has not yet decided to seek a tax ruling from the Internal Revenue Service ("IRS") regarding a conversion. If one is sought, there can be no assurance whether or when the IRS would respond favorably to the request. If the Partnership decides to pursue a conversion and obtains a favorable tax ruling from the IRS that a merger of the Partnership and its general partner, FFP Real Estate Trust, would be tax-free to the Partnership's unitholders, then the merger alternative would most likely be used. Under the merger alternative, the Partnership would be merged into its general partner, FFP Real Estate Trust, with the Partnership's unitholders receiving shares or units of FFP Real Estate Trust in exchange for their units of the Partnership.

   If the Partnership decides to pursue a conversion but is unable to obtain a favorable ruling from the IRS on the merger alternative, then it could convert to a real estate investment trust under the exchange alternative. Under the exchange alternative, the Partnership's unitholders would be prohibited from transferring their units to a third party but would be able to require the Partnership's general partner to redeem their units either for shares of FFP Real Estate Trust or for cash. FFP Real Estate Trust, not the Partnership's unitholders, would determine whether to redeem the Partnership's units for shares or cash. Management expects that any such redemption would be made in exchange for shares or units of FFP Real Estate Trust.

Competition

   Numerous parties with greater financial resources than the Partnership compete with the Partnership in acquiring real estate for convenience stores, truck stops, and other retail activities. These parties may be able to accept more or less risk than the Partnership is willing to undertake. Competition will affect the bargaining power of property owners who sell, buy or lease their properties, may reduce the number of suitable investment opportunities available to the Partnership, and may decrease the yield achievable on any real estate owned or purchased by the Partnership.
Employees

   Throughout 1999 and at March 31, 2000, FFP Real Estate Trust, general partner of the Partnership, had two executive officers not paid directly by the Partnership. Both of those hold similar positions with FFP Marketing. FFP Real Estate Trust has entered into a reimbursement agreement with FFP Marketing pursuant to which the Partnership pays FFP Marketing an annual lump sum of $200,000 for administrative and other indirect costs provided to the Partnership and reimburses FFP Marketing for all of direct costs of the Partnership. Neither FFP Real Estate Trust nor the Partnership have any other employees.

Government Regulation -- Environmental Regulation

   Substantially all the properties leased by the Partnership to FFP Marketing contain underground storage tanks used for motor fuel storage. The underground storage tanks are owned and operated by FFP Marketing, which is responsible for compliance with all environmental laws, rules and regulations regarding such tanks. If for any reason FFP Marketing is unable or unwilling to take all actions that may be required under current or future environmental laws, rules or regulations regarding underground storage tanks or other activities, the Partnership could be required to take such actions and be responsible for violations of such environmental laws, rules or regulations.

   The Partnership may acquire additional properties that will also be subject to environmental regulations, either because they will also contain underground storage tanks or for other reasons. The Partnership intends to structure similar leases with the operators of such properties so that the lessees will be responsible for compliance with such environmental regulations.

Federal Income Tax Law

   As a partnership, the Partnership pays no federal income tax. Rather, the income or loss of the Partnership is allocated to its partners to be included in their respective tax returns, subject to special rules for publicly traded partnerships. Investors should note that (i) the passive loss rules of the Internal Revenue Code are applied separately with respect to items attributable to each publicly traded partnership, and (ii) net income from a publicly traded partnership is not treated as passive income.

   If in the future the Partnership becomes a real estate investment trust for federal income tax purpose {see Business Strategy}, its earnings will no longer be allocated to its partners, but it will not, as an entity, generally be subject to federal income tax. However, it will be required to comply with various complex requirements which limit the nature of its assets and sources of its income. In addition, it will be required to distribute annually to its shareholders at least 95% of its real estate investment trust taxable income. Differences in timing between the actual receipt of income, the actual payment of deductible expenses in arriving at taxable income, the creation of reserves, and required debt amortization payments could require the Partnership to borrow funds to meet the 95% distribution requirement even if management believed that the then prevailing market conditions were not favorable for such borrowings or that the borrowings were not advisable in the absence of such tax considerations.

Forward-Looking Statements

   This annual report on Form 10-K contains certain "forward-looking" statements as such term is defined in the U.S. Private Securities Litigation Reform Act of 1995, and information relating to the Partnership and its subsidiary that is based on the beliefs of management and assumptions made by and information currently available to management. The Partnership is relying upon the "safe harbor" contained in Section 27A of such act in making such forward-looking statements. Certain of the statements made in this report are forward-looking statements that involve a number of risks and uncertainties. Statements that should generally be considered forward-looking include, but are not limited to, those that contain the words "estimate," "anticipate," "in the opinion of management," "believes," and similar phrases. Although the Partnership believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Partnership's actual results could differ materially from those set forth in the forward-looking statements. Among the factors that could cause actual results to differ materially from the forward-looking statements made include the following: changes in real estate conditions, including rental rates and the construction or availability of competing properties; the financial strength, cash flow, liquidity and other relevant business aspects of FFP Marketing, the primary tenant of the Partnership's properties; changes in the industries in which FFP Marketing competes; changes in general economic conditions; the ability of management to identify acquisition and investment opportunities meeting the Partnership's investment objectives; the timely leasing of unoccupied properties; timely re-leasing of currently occupied properties upon expiration of the current leases or the default of the current tenant; the Partnership's ability to generate funds sufficient to meet its debt service payments and other operating expenses; the inability of the Partnership to control the management and operation of its tenant and the businesses conducted on the Partnership's properties; financing risks, including the availability of funds to service or refinance existing debt and to finance acquisitions of additional property, the existence of complex tax regulations relating to the Partnership's status as a publicly traded partnership and, if achieved, to its status as a real estate investment trust and the adverse consequences of the failure to qualify as such; and other risks detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Partnership undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

   Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.


ITEM 2. PROPERTIES.

   The Partnership owns approximately 200 parcels of improved real estate. Those properties include the ownership of approximately 84 parcels of Partnership land with buildings, 106 parcels with Partnership buildings only on land owned by affiliates of FFP Marketing or the Harvison Family, and 10 miscellaneous Partnership properties such as vacant lots, small houses or other minor types. The Partnership's real properties are principally located in small cities and towns in the states shown in the table below. The table below also shows the uses of Partnership properties at year end 1999:

                                                   Vacant
                                                     or
                Convenience   Gasoline    Truck    Other
                   Stores      Outlets    Stops     Uses    Total

Texas                  75        62         6        9       152
Oklahoma                0         4         0        0         4
Louisiana              14         1         0        0        15
Missouri                9         1         0        5        15
Illinois                0         0         0        1         1
Mississippi             5         0         0        1         6
Kentucky                1         0         1        0         2
New Mexico              0         0         2        1         3
Tennessee               1         1         0        0         2

Totals                105        69         9       17       200

   All but one of the Partnership's properties under lease are leased to FFP Marketing under long-term leases for the operation of convenience stores or truck stops at those locations. These leases contain two important provisions:

   1. "Triple Net" Leases. Under these "triple net" leases, the tenant (FFP Marketing), and not the landlord (the Partnership), pays all real estate taxes, insurance, operating costs, and capital costs for the properties. A "triple net" lease is generally favored by a landlord because properties leased under "triple net" provisions have considerably less operating expenses and risk than properties leased without this provision.

   2. Escalating Rent. Each of the leases provide that the rental income to be received by the Partnership will increase every five years to the extent of any increase in the consumer price index.

   In February 1999, the Partnership purchased 14 properties located in Texas from a third party and promptly leased them to FFP Marketing pursuant to 15-year leases. The Partnership's scheduled rent income on these properties equals its debt obligations on these properties during its initial five years of ownership and should exceed its debt obligations to the extent that the rent escalates as a result of an increase in the consumer price index. The land portion of the rental income from these 14 properties is accounted for as operating leases; therefore, the land at these locations is reflected as an asset on the Partnership's balance sheet and the rental income is shown as such on the Partnership's statement of income. On the other hand, the building portion of the rent income from these 14 properties is accounted for as a direct financing lease; as a result, the Partnership's financial statements do not include these buildings, or the depreciation thereon, but instead reflect the Partnership's receivable from these direct financing leases as an asset and the interest income earned each month therefrom. Nevertheless, the Partnership does own legal title to both the land and the buildings at these 14 locations.

   The Partnership's leases to FFP Marketing approximately 78 properties where the Partnership owns both the land and building. These leases generally expire in December 2002 plus two five-year renewal periods at the sole option of FFP Marketing. Assuming that these leases are renewed in 2002 and 2007, which is expected, the rent payable to the Partnership will be adjusted by the change in the consumer price index from January 1, 1998, to the date of each such renewal. The Partnership's ownership in the 106 buildings leased to FFP Marketing is subject to a pre-existing ground lease between FFP Marketing, as lessee, and the Harvison Family, as lessor. The Partnership's ownership interest in these buildings terminates concurrently with the end of the underlying ground lease (generally, May 2007) and will continue beyond that date if the underlying ground lease is renewed. The lessors under those ground leases have indicated to the Partnership that they do not intend to extend the ground leases past 2007.

   The Partnership refinanced all of its long-term indebtedness in October 1999. The new debt is secured by liens against 63 Partnership properties and will be fully amortized with fixed monthly payments over a 20-year term. As a condition to that loan, FFP Marketing exercised its option to extend the term of the real estate leases for 28 of those 63 properties to a 20-year term, and FFP Marketing and the Partnership executed a new master lease covering the remaining 35 of those 63 properties for a 20-year term. The Partnership's leases for these 63 properties contain "triple net" provisions and rent escalation provisions every five years.

   The Partnership's rental rates for all of the real estate leased to FFP Marketing were determined by the Partnership based on its knowledge of the properties and the general experience of its management in acting as lessor and lessee for similar properties. The Partnership believes that the rental rates paid by FFP Marketing to the Partnership are a fair rental value. Neither the Partnership nor FFP Marketing have engaged a third party advisor or referred to any third party surveys or analyses of rental rates in making this determination.


ITEM 3.  LEGAL PROCEEDINGS.

   The Partnership is not subject to any material pending legal proceedings, other than routine litigation incidental to its business, to which the Partnership or its subsidiary is a party or of which any of their properties are subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matter was submitted to a vote of the holders of the Limited Partner Units during the fourth quarter of 1999.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED SECURITY HOLDER MATTERS.

   The  Limited  Partner  Units are listed for  trading  on the  American  Stock
Exchange under the trading symbol "FFP". At March 31, 2000, there were approximately 224 holders of record and 627 beneficial owners of the Limited Partner Units. The closing sales price of these Units was $1.00 per Unit on that date. {See Item 12. Security Ownership of Certain Beneficial Owners and Management.}

   The following table sets forth the range of high and low sales prices for the Limited Partner Units as reported on the American Stock Exchange for the periods indicated:

                                      High         Low
                                       (In dollars)

1999
First Quarter                        1.2500      0.6250
Second Quarter                       1.5000      0.8125
Third Quarter                        1.1250      0.6875
Fourth Quarter                       1.1250      0.6250

1998
First Quarter                        4.0000      1.0000
Second Quarter                       1.6250      1.1250
Third Quarter                        1.5000      0.7500
Fourth Quarter                       1.0000      0.3750

   No distributions were made to partners in 1999 or 1998. The Board of Trustees of FFP Real Estate Trust, the general partner of the Partnership, has not established a distribution policy. Any future distributions may only be made in compliance with the terms of the Partnership's new long-term debt. Accordingly, no assurance can be given that the Partnership will be able to make any distributions to its unitholders. The ability of the Partnership to make distributions in the future will be dependent upon the Partnership's earnings and cash flow, anticipated capital expenditures, and debt service requirements. {See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.}

   In August 1989, the Partnership entered into a Rights Agreement and distributed Rights to the then holders of its Limited Partner Units to purchase Limited Partner Units under certain circumstances. The Rights, which later became exercisable in October 1994, gave each holder of a Right the option to purchase a Limited Partner Unit at a price of $20 per Unit. The Rights had a 10-year term and expired in August 1999.

   The Partnership's partnership agreement prohibits any person from owning more than 4.9% of the Limited Partner Units. The agreement provides that any purchase or transfer that would result in a person owning more than 4.9% of the Limited Partner Units will be null and void, and that the units that were to be transferred will become "Excess Units." Any such "Excess Units" will have no voting or distribution rights and will be held in escrow by the Partnership.


ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA.



                                                     1999      1998 [1]
                                                  (In thousands, except
                                                      per unit data)

Rental income                                      $2,975      $2,660
Interest and other income                             822          70
    Total revenues                                 $3,797      $2,730

Real property, net                                $18,273     $16,684
Investment in direct financing leases, net         $3,897          $0
Total assets                                      $23,979     $16,804

Long-term debt                                    $20,812     $13,355
Minority interest in subsidiary                       945         857
Partners' equity                                    1,394       1,262
    Total capitalization                          $23,151     $15,474

Net income (loss)                                    $132       $(179)
Net income (loss) per unit-
     Basic                                          $0.06      $(0.08)
     Diluted                                        $0.06      $(0.08)

Adjusted EBITDA [2]                                $2,008      $1,354
FFO [3]                                              $884        $519

____________________
[1] Although the Partnership was began operations in May 1987, no balance sheet items or operating results prior to its restructuring on December 28, 1997 are shown above for the Partnership. The Partnership's balance sheet items and operating results after the restructuring are not comparable to any period before then. In order to avoid potential misunderstandings, balance sheet items and operating results of the Partnership for years prior to 1998 are included with reports filed with the Securities and Exchange Commission by FFP Marketing.

[2] Adjusted EBITDA is defined as net income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization expense, and reduced by the 40% minority interest. Adjusted EBITDA provides additional information for evaluating financial results and is presented solely as a supplemental measure. Adjusted EBITDA is not intended to represent cash flow and should not be construed as an alternative to cash flow, net income, or any other measure of financial performance presented in accordance with generally accepted accounting principles.

[3] For a definition and discussion of FFO, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources - Comparison to REIT's.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

   This discussion should be read in conjunction with the selected financial and operating data, the description of the Partnership's business operations, and the financial statements and related notes and schedules included elsewhere in this Annual Report on Form 10-K. {See Item 1. Business - Forward-Looking Statements.}

   The primary tenant of the Partnership's properties is FFP Marketing, and the business and affairs of the Partnership are managed by individuals who are employed by FFP Marketing. This discussion should be read in conjunction with the Annual Report on Form 10-K of FFP Marketing for its fiscal year ended December 26, 1999. The failure for any reason by FFP Marketing to pay rent to the Partnership is a material risk factor regarding an investment in the Limited Partner Units.

   As previously discussed, the Partnership and its assets and businesses were restructured at the close of its fiscal year 1997, as follows: the Partnership retained all of the real property used in its former retail operations and entered into long-term, triple-net leases of that real property with FFP
Marketing, and all of its other assets and businesses were transferred to FFP Marketing. In addition to retaining the real estate referred to above, the Partnership retained certain liabilities, principally bank debt and other debt secured by the real estate retained by it. All other liabilities (including trade accounts payable, accrued expenses, money orders payable, deferred income taxes, and obligations under capital leases) were transferred to FFP Marketing.

   Accordingly, the Partnership's business since the December 1997 restructuring consists of the leasing and management of its current real estate holdings and the possible acquisition, leasing and management of additional real properties. All operations, assets, and businesses of the Partnership prior to 1998 are not comparable to the operations, assets, and businesses of the Partnership after the December 1997 restructuring.

1999 Operations compared to 1998 Operations

   The Partnership earned $132,000 in 1999, its second year of operations after the December 1997 restructuring, which compared favorably to a net loss of $179,000 in 1998. Total revenues in 1999 were $3,797,000, a $1,067,000 increase, or 39%, over 1998 total revenues of $2,730,000. Total revenues increased in 1999 because of the 14 properties purchased in February 1999 by the Partnership and then leased to FFP Marketing.

   Interest expense in 1999 was $1,893,000, a 42% increase over 1998 interest expense of $1,336,000. This increase resulted primarily from the additional debt incurred in purchasing the 14 properties in February 1999, and a higher percentage of interest expense and a higher interest rate in a new long-term loan obtained in October 1999 to refinance a prior loan.

   In addition, the Partnership increased its equity in real estate properties by making principal payments on its long-term debts in the amounts of $1,191,000 in 1999 and $1,292,000 in 1998.

   Depreciation and amortization expense was $1,253,000 in 1999, compared to $1,203,000 in 1998. This 4% increase resulted from additional amortization expense related to loan fees incurred in 1999.

   General and administrative expenses were $451,000 in 1999, representing a 5% decrease from general and administrative expenses in 1998 of $473,000. In each year, these amounts include the overhead reimbursement fee of $200,000 paid to FFP Marketing, as well as auditing fees, tax return software processing fees, tax return review fees, and miscellaneous expenses in maintaining unleased properties.

   Cash flows provided by operating activities were $77,000 in 1999, compared to $1,024,000 in 1998, a 92% decrease. Cash flows from financing activities were $6,731,000 in 1999, compared to a usage of $1,292,000 in 1998, resulting from acquisition debt in purchasing the 14 properties in February 1999. Cash flows used in investing activities were $6,808,000 in 1999, compared to a provision of $268,000 in 1998.

Comparison to REITs

   The Partnership is not a real estate investment trust ("REIT"), but its activities are much like those of a REIT. One performance measure used within the REIT industry is funds from operations ("FFO"). FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means net income (loss) as determined in accordance with generally accepted accounting principles (or "GAAP"), but excluding gains (or losses) from debt restructurings, similar activities, and sales of properties, plus depreciation and amortization of real estate assets, and with adjustments for unconsolidated partnerships and joint ventures. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. While FFO is one appropriate measure of performance of an equity REIT, it (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (ii) is not necessarily indicative of cash flow available to fund cash needs, and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Partnership's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Partnership's ability to make distributions or to fund its other operations. The following table presents the determination of FFO for the Partnership for the 1999 and 1998:

                                                      1999     1998
                                         (In thousands, except per unit data)

Net income/(loss) before minority interests           $220    $(282)
    (Gains) from sales of properties                     0      (56)
    Depreciation and amortization                    1,253    1,203
Funds from operations before minority                1,473      865
  interests
Less - 40% of FFO attributable to minority
    interests in subsidiary                           (589)    (346)

Funds from operations (FFO)  for  the                 $884     $519
  Partnership
FFO per unit (based on units outstanding
  for diluted net income (loss) per unit
  calculations)                                      $0.39    $0.23

   Although the Partnership has generated positive FFO, it has not made distributions to unitholders because substantially all cash generated from the Partnership's operations has been required for debt payments. Thus far, the Trust Managers have determined to utilize such funds to build equity in its properties.

   The refinancing of Partnership long-term debt in October 1999 is expected to improve the Partnership's future net cash flow. The terms of such new long-term financing provide that the Partnership shall limit distributions to its partners such that, after making any distribution, (a) the Fixed Charge Coverage Ratio for each of the 63 pledged properties secured by that loan (summarized below) shall not be less than 1.30 to 1.00, and (b) the Fixed Charge Coverage Ratio for the Partnership (summarized below) shall be less than 1.35 to 1.00. In general, the Fixed Charge Coverage Ratio during any period for a pledged store equals the cash flow (pre-tax income before minority interest, plus depreciation and interest expense) of that store for that period, divided by the amount of debt payments for that store for that period, and the Fixed Charge Coverage Ratio during a period equals the cash flow (pre-tax income before minority interest, plus depreciation and interest expense) of the Partnership for that period, divided by the amount of debt payments of the Partnership for that period. Each Fixed Charge Coverage Ratio is calculated for the 12-month period ending each December 31. Management has not yet determined if or how much of any Partnership distributions will be made to the Partnership's unitholders.

Inflation

   The Partnership's real property leases with FFP Marketing provide that the Partnership's rent income will increase every five years, assuming that those leases are renewed at that time, as a result of increases in the consumer price index during the prior five-year period. The Partnership's long-term debt is subject to interest expense which accrues at a fixed rate. Otherwise, the Partnership believes inflation will not have a material effect on operating results.

Liquidity and Capital Resources

   The Partnership has contracted with FFP Marketing to provide all cash management services on behalf of the Partnership. For that reason, the Partnership does not maintain a bank account. All of the Partnership's cash receipts are received, and all of its disbursements are made, by FFP Marketing on behalf of the Partnership, with the appropriate records being made to account for amounts owed by the Partnership to FFP Marketing, or visa versa. FFP Marketing owed the Partnership $892,000 on December 31, 1999; whereas the Partnership owed FFP Marketing the amount of $21,000 on December 31, 1998, exclusive of long-term secured debt.

   Assuming no additional properties are acquired or sold, based upon executed real estate leases, in 2000 the Partnership is projected to receive from FFP Marketing $252,000 per month for rent plus $71,000 per month for the direct financing leases, and the Partnership's debt service requirements in 2000 are fixed at $222,000 per month. Such amounts are before reduction for the minority interest of the Harvison Family in the subsidiary. In prior years the Partnership was obligated to pay debt service obligations at a variable interest rate and with a balloon payment of remaining principal due in November 2000. That prior debt was refinanced in October 1999 with long-term fully-amortizing, fixed rate financing. As a result of its forecast of positive cash flow, management believes that the Partnership will be able to meet its obligations for general and administrative expenses from operations.

   All of the Partnership's real estate leases are "triple net" leases, providing for the tenant (FFP Marketing), and not the landlord (the Partnership), to pay all real estate taxes, insurance, operating and capital costs for the properties. Therefore, the Partnership does not have any material commitments for capital expenditures on those properties.

   In February 1999, the Partnership purchased 14 additional improved real properties from a third party on which 12 convenience stores and two truck stops are operational. The Partnership immediately leased the 14 purchased properties to FFP Marketing under real estate leases, which are accounted for as operating leases for the land portion and as direct financing leases for the building portion. These real estate leases provide for monthly rentals aggregating $99,000 for a 15-year term, which equal the Partnership's monthly principal and interest payments owed under its acquisition debt. Such amount was established by related parties, but management believes that such amount is consistent with market rates; however, no assurance can be given to that effect. The operating leases for the land portion have been allocated a monthly rental aggregating $28,000, and the direct financing leases for the buildings portion have been allocated a monthly rental aggregating $71,000. These leases are "triple net" leases, under which the Partnership pays no taxes, insurance, operating, or capital costs, and provide for an increase in rent payments after each five-year period during the term of the leases based upon any increase in the consumer price index.

   The Partnership incurred long-term acquisition debt in the original principal amount of $9,550,000 in connection with its February 1999 acquisition. That debt is fully amortizable over 15 years with equal, monthly payments of principal and interest. FFP Marketing was required to guarantee the Partnership's acquisition indebtedness.

   In October 1999, the Partnership closed new long-term financing from a third party lender and at that time repaid in full its long-term indebtedness previously payable to FFP Marketing. The Partnership executed a promissory note payable to the new lender in the amount of $12,000,000 plus a potential credit enhancement amount of up to $1,043,000. This note is fully amortizable over its 20-year term with equal, monthly payments of principal, interest and credit enhancement charges in the amount of $123,000. This note bears interest at 9.9% per annum. The debt that the new loan refinanced required monthly principal payments of $95,000 plus accrued interest, and required a balloon payment of all unpaid principal in November 2000. If none of the loans with which the Partnership's new loan is pooled incurs a default during the term of the loans, the Partnership's credit enhancement payments, if any, will be applied by the lender to reduce the principal balance of the note and result in a retirement of such debt in approximately 19 years. The payment of this note is secured by a deed of trust lien against 63 properties of the Partnership. All of those properties are leased to FFP Marketing with a 20-year term.

   When the Partnership repaid its debt to FFP Marketing in October 1999, FFP Marketing also repaid all of its debt payable to the Partnership that had been incurred when the Partnership sold inventory and equipment to FFP Marketing in February 1999.

"Year 2000" Computer Issues

   Over the past several years, the Partnership has prepared for the possible disruptions that might have resulted from the date change to year 2000. No significant year 2000 problems were experienced, and the Partnership believes that no material exposure to year 2000 issues exist. The Partnership relies on FFP Marketing for its information technology and computerization and obtains those, in part, in exchange for the payment of an annual overhead reimbursement fee. As a result, the Partnership did not incur any capital expenditures related to modifications of existing software and conversions to new software for the year 2000 issue.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   The Partnership is not subject to a market risk related to variable interest rates because all of its long-term financing is subject to a fixed interest rate.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The financial statements begin on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Reference is made to the Partnership's Current Report on Form 8-K dated December 29, 1999, which report is hereby incorporated herein by reference.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

General Partner

   FFP Real Estate Trust is a Texas real estate investment trust formed in December 1997. To date, its only activities have been to serve as the Partnership's sole general partner and to manage its affairs and business. FFP Real Estate Trust succeeded FFP Partners Management Company, Inc., as the Partnership's sole general partner, effective December 28, 1997. The holders of Limited Partner Units have no power, as limited partners, to direct, or participate in the control of, the business of the Partnership.

Management of the General Partner

   The names, ages, positions, and business experience of the executive officers and trust managers of FFP Real Estate Trust on December 31, 1999, were as follows:

          Name             Age              Position

John H. Harvison           66              Chairman of the Board of Trust
                                           Managers, President, and
                                           Chief Executive Officer
Craig T. Scott             53              Vice President - Finance,
                                           General Counsel, Secretary,
                                           Treasurer and Chief Financial
                                           Officer
Joseph F. Leonardo [1]     53              Trust Manager
J. D. St. Clair            65              Trust Manager
Randall W. Harvison        42              Trust Manager

------------------------------
[1] Member of Audit Committee
[2] Robert E. Garrison III resigned from the Board on February 23, 1999. No replacement was made.

   John H. Harvison has been Chairman of the Board of Trust Managers of FFP Real Estate Trust since December 1997. He was Chairman of the Board of the Partnership's former general partner since the commencement of the Partnership's operations in May 1987. Mr. Harvison is also the Chairman of the Board and Chief Executive Officer of FFP Marketing, which leases all of the real property owned by the Partnership. Mr. Harvison is a founder and an executive officer of each of the companies from which the Partnership initially acquired the retail outlets that were transferred to FFP Marketing in the December 1997 restructuring of the Partnership. He has been active in the retail gasoline business since 1958 and in the convenience store business since 1973. In addition, he has been involved in real estate development, oil and gas exploration and production, the ownership and management of an oil refinery and other personal investments. In January 1995, Mr. Harvison consented to the entry of a cease and desist order by the United States Office of Thrift Supervision that, among other things, prohibits him from participating in any manner in the conduct of the affairs of federally insured depository institutions. This Order was issued in connection with Mr. Harvison's ownership in a federal savings bank and transactions between him (and companies in which he had an ownership interest) and that institution. In consenting to the issuance of the Order, Mr. Harvison did not admit any of the allegations against him and consented to the issuance of the Order solely to avoid the cost and distraction that would be caused by prolonged litigation to contest the positions taken by the Office of Thrift Supervision. Mr. Harvison is the father of Randall W. Harvison, who is also a Trust Manager of the General Partner.

   Craig T. Scott has been Vice President-Finance, General Counsel, Secretary, Treasurer and Chief Financial Officer of FFP Real Estate Trust since October 1998. He is employed with similar titles by FFP Marketing and its subsidiaries. From October 1996 until September 1998, Mr. Scott was engaged in the private practice of law in Dallas and McKinney, Texas. From December 1991 until October 1996, he was employed by Box Energy Corporation as an attorney and as its Executive Vice President. Mr. Scott previously engaged in the practice of law for seven years with large law firms in Dallas, Texas; practiced law in McKinney, Texas for four years; and was the president and co-owner of an oil and gas exploration company for two years. He was previously employed for six years by Arthur Andersen & Co., an international public accounting firm. Mr. Scott obtained a BBA degree from the University of Texas in 1968, a JD degree from the University of Texas School of Law in 1972, and a LLM degree from Southern Methodist University School of Law in 1980. He is a member of the American Institute of Certified Public Accountants, the Texas Society of CPAs, and the State Bar of Texas.

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

   J. D. St. Clair was a director of the Partnership's former general partner from May 1987 until the December 1997 restructuring. He has served as a Trust Manager of FFP Real Estate Trust since December 1997. Mr. St. Clair is also a director of FFP Marketing and has been Vice President-Fuel Supply and Distribution of FFP Marketing, and its predecessor, since May 1987. Mr. St. Clair is a founder and an executive officer of several of the companies from which the Partnership initially acquired the retail outlets that were transferred to FFP Marketing in the December 1997 restructuring. He has been involved in the retail gasoline marketing and convenience store business since 1971. Prior to 1971, Mr. St. Clair performed operations research and system analysis for Bell Helicopter, Inc., from 1967 to 1971; for the National Aeronautics and Space Administration from 1962 to 1967; and Western Electric Company from 1957 to 1962.

   Randall W. Harvison has served as a Trust Manager of FFP Real Estate Trust since December 1997. He is an attorney and has been engaged in a solo practice in Fort Worth, Texas, since 1994. Since 1987, Mr. Harvison was also employed by a subsidiary of FFP Marketing and of various companies controlled by the Harvison Family that are engaged in real estate investment and management and other investment activities. Randall W. Harvison is the son of John H. Harvison, the Chairman of the Board of Trust Managers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

   Regulations issued under the Securities Exchange Act of 1934 require certain officers, directors of the general partner, and other persons to report their holdings of the Limited Partner Units to the Securities and Exchange Commission and to the Partnership. To the best of the Partnership's knowledge, based upon copies of reports and other representations provided to the Partnership, all 1999 reports required under Section 16 of the Securities Exchange Act of 1934 were filed in a timely manner.


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

   In the past, non-employee Trust Managers were granted options to acquire 25,000 Limited Partner Units at the fair market value of the underlying units on the date of grant. The options become exercisable with respect to one-third of the units covered thereby on each of the anniversary dates following the grant and expire 10 years after grant. In the event of a change in control of the Partnership, any unexercisable portion of the options will become immediately exercisable. Upon exercise, the option price may be paid, in whole or in part, in Limited Partner Units owned by the Trust Manager.

   Trust Managers who are officers or employees of FFP Real Estate Trust receive no additional compensation for attendance at Board or committee meetings.
   Neither the Partnership nor FFP Real Estate Trust, the general partner of the Partnership, paid any salary or bonus (cash or non-cash) to any person in 1999. Accordingly, there were no "Named Executive Officers" of the Partnership in 1999.

   The Partnership and FFP Marketing are parties to a reimbursement agreement pursuant to which the Partnership reimburses FFP Marketing for all direct costs of the Partnership (such as costs to prepare the Partnership's annual partnership tax returns, annual audit fees, etc.) and an agreed upon lump sum amount for indirect overhead costs allocable to the Partnership. The reimbursement for officers' compensation costs incurred by FFP Marketing in connection with the Partnership's activities is determined by the amount of time management and other personnel spend on activities of the Partnership compared to the amount of time they spend on activities of FFP Marketing. Since FFP Real Estate Trust's only activity is to serve as the general partner of the Partnership, all of its costs and expenses will be borne by the Partnership. The indirect cost reimbursement paid by the Partnership to FFP Marketing for 1999 was $200,000.

   Options Exercised During 1999 and Year End Option Values. All options held by directors, officers, and employees to acquire Limited Partner Units of the Partnership that were outstanding at the completion of the December 1997 restructuring of the Partnership were divided into separate options to purchase Limited Partner Units of the Partnership and a like number of FFP Marketing common shares. The exercise price for the then existing options for the Partnership's units was divided between the two new options in proportion to the average closing price on the American Stock Exchange of the Partnership's
Limited Partner Units and shares of FFP Marketing's common stock during the first month of trading following completion of the restructuring.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Limited Partner Units

   The following table sets forth as of March 31, 2000, information with respect to the Limited Partner Units beneficially owned by all Trust Managers and executive officers of FFP Real Estate Trust (such information is based on ownership reported to the Partnership by such persons):

                                     Amount and Nature of       Percent
                                     Beneficial Ownership      of Class
  Name of Beneficial Owner                     [1]                [1]

John H. Harvison, Chairman of
  the Board of Trust Managers
  and President                              40,000 [2]           1.7%


Craig T. Scott, Vice President               10,000 [3]           0.4%
Joseph F. Leonardo, Trust Manager             8,334 [4]           0.4%
J. D. St. Clair, Trust Manager               42,400 [5]           1.8%
Randall W. Harvison, Trust Manager            8,334 [6]           0.4%
All directors and executive
  officers as a group (5 persons)            12,400               0.6%

-------------------------------------------------------
[1] Based on 2,234,262 Limited Partner Units outstanding at March 31, 2000, plus any Limited Partner Units that an individual has the right to acquire within 60 days pursuant to the exercise of options. Options exercisable within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of such individual but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group shown in the table.

[2] Consists of options to acquire 40,000 units exercisable within 60 days.

[3] Consists of options to acquire 10,000 units exercisable within 60 days but excludes options to acquire 20,000 units not exercisable within 60 days.

[4] Consists of options to acquire 8,334 units exercisable within 60 days but excludes options to acquire 16,666 units not exercisable within 60 days.

[5] Consists of 12,400 units held directly and options to acquire 30,000 units exercisable within 60 days.

[6] Consists of options to acquire 8,334 units exercisable within 60 days but excludes options to acquire 16,666 units not exercisable within 60 days.

General Partner

   FFP Real Estate Trust is the sole general partner of the Partnership and has served as such since December 1997. As sole general partner, FFP Real Estate Trust makes all decisions relating to the management of the Partnership. FFP Partners Management Company, Inc., a Delaware corporation indirectly owned by entities owned by John H. Harvison and members of his immediate family, is the sole shareholder of FFP Real Estate Trust.

Subsidiary

   FFP Properties, L.P., a Texas limited partnership, is owned 60% by the Partnership, as general partner. The limited partnership interests of FFP Properties, L.P. are owned 1% by FFP Partners Management Company, Inc. and 39% indirectly by entities owned by John H. Harvison and members of his immediate family.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Transactions

   As previously stated, the Partnership and FFP Marketing are parties to a reimbursement agreement pursuant to which the Partnership reimburses FFP Marketing for all direct costs of the Partnership (such as costs to prepare the Partnership's annual partnership tax returns, annual audit fees, etc.) and an agreed upon lump sum of $200,000 for indirect overhead costs allocable to the Partnership. The agreed upon amount for indirect overhead costs incurred by FFP Marketing in connection with the Partnership's activities was determined by the amount of time management and other personnel spend on activities of the Partnership compared to the amount of time they spend on activities of FFP
Marketing. Since FFP Real Estate Trust's only activity is to serve as the general partner of the Partnership, all of its costs and expenses have been borne by the Partnership. For each of 1999 and 1998, the Partnership paid $200,000 to FFP Marketing as its indirect overhead cost reimbursement.

   From December 1997 and until June 1998, the Partnership and FFP Marketing were jointly liable on substantially all the debt that was transferred to the Partnership in the December 1997 restructuring. In June 1998, that debt was restructured such that the Partnership's liability to the bank lender was substituted with a liability payable to FFP Marketing. The Partnership paid interest expense to FFP Marketing on that indebtedness in the amount of $893,000 and $693,000 in 1999 and 1998, respectively. Such debt was repaid by the Partnership in October 1999. The amount owed by the Partnership under its promissory note payable to FFP Marketing was $14,201,000 at December 31, 1998.

   John H. Harvison, Chairman and Chief Executive Officer of FFP Marketing, and Craig T. Scott, Vice President - Finance, General Counsel and Chief Financial Officer of FFP Marketing, hold similar positions with the Partnership. In addition, companies owned directly or indirectly by Mr. Harvison and members of his immediate family and/or other members of the senior management of FFP Marketing own 100% of the general partner of the Partnership and 40% of the subsidiary of the Partnership.

   The Partnership leases almost all of its properties to FFP Marketing. The leases were initially entered into in conjunction with the December 1997 restructuring of the Partnership, when the non-real estate assets and businesses of the Partnership were transferred to FFP Marketing while the real estate used in the retail operations was retained by the Partnership. The lease rates for the properties were based upon knowledge of the properties by the then management of the Partnership and FFP Marketing and their general experience in acting as lessor and lessee for similar properties. Management of the Partnership and FFP Marketing believes that the lease rates are comparable to lease rates that could be entered into with unrelated third parties. However, third party advisors were not engaged, and reference was not made to third party surveys or analyses of rental rates, in making this determination. FFP Marketing paid $2,952,000 and $2,628,000 in lease payments to the Partnership for these properties during 1999 and 1998, respectively. FFP Marketing also paid the Partnership $710,000 in 1999 as payments on direct financing leases.

   Prior to the December 1997 restructuring of the Partnership, the Partnership was managed by its former general partner, which made determinations with respect to costs incurred by it (whether directly or indirectly through its affiliates) that were reimbursed by the Partnership. The Partnership reimbursed the former general partner and any of its affiliates for direct and indirect general and administrative costs, principally officers' compensation and associated expenses, related to the business of the Partnership. The reimbursement was based on the time devoted by employees to the Partnership's business or upon such other reasonable basis as was determined by the former general partner.

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

   (3) Exhibits.

             3.1 Amended and Restated Certificate of Limited Partnership  of FFP
                      Partners, L.P. {1 - Ex. 3.7}
             4.1 Amended  and  Restated  Agreement  of  Limited  Partnership  of
                      FFP Partners, L.P., dated May 21, 1987, as amended by the First Amendment to Amended and Restated Agreement of Limited Partnership dated August 14, 1989, and by the Second Amendment to Amended and Restated Agreement of Limited Partnership dated July 12, 1991. {2 - Ex 4.1}
             4.2 Third Amendment to Amended and Restated  Agreement  of  Limited
                      Partnership of FFP Partners, L.P., dated as of December 28, 1997. {4}
            10.1 Nonqualified  Unit Option Plan of FFP Partners,  L.P.
                      {1-Ex. 10.2}
            10.2 Form of Lease Agreement  between FFP Properties,  L.P., and FFP
                      Operating Partners, L.P. {4}
            10.3 Form of Building  Lease Agreement between FFP Properties, L.P., and FFP Operating Partners, L.P. {4}
            10.4 Master  Lease   Agreement  dated  September  29, 1999,  between
                      FFP Properties, L.P., and FFP Operating Partners, L.P. {5}
            10.5 Form  of Pledge and  Security  Agreement  dated  September  22,
                      1999 between FFP Properties, L.P. and AMRESCO Commercial Finance, Inc. {5}
            21.1 Subsidiary of the Registrant.  {5}
            23.1 Independent Auditors' Consent. {5}
            23.2 Independent Auditors' Consent. {5}
            27   Financial data schedule. {5}
            99.1 Current  Report on Form 8-K regarding a change in the  Partner-
                      ship's certifying accountant, dated December 29, 1999, which report is hereby incorporated by reference.

---------------------------------------------------------------
            {1} Included   as  the   indicated   exhibit in  the   Partnership's
                Registration Statement on Form S-1 (Registration No. 33-12882) dated May 14, 1987, and incorporated herein by reference.

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

      (b) Current Report on Form 8-K regarding a change in the Partnership's certifying accountant, dated December 29, 1999.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 12, 2000                   FFP PARTNERS, L.P.
                                         (Registrant)

                                         By:  FFP Real Estate Trust
                                              General Partner

                                         By: /s/ John H. Harvison
                                             John H. Harvison
                                             President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated as of April 12, 2000.


/s/ John H. Harvison
John H. Harvison                President and Chief Executive
                                  Officer  and Trust Manager of FFP
                                 Real Estate Trust (Principal executive officer)

/s/ Craig T. Scott
Craig T. Scott                  Vice President - Finance,
                                  Secretary, Treasurer, General
                                  Counsel and Chief Financial
                                  Officer of FFP Real Estate Trust
                                  (Principal financial and accounting officer)

Joseph F. Leonardo             Trust Manager of FFP Real Estate Trust

/s/ J. D. St. Clair
J. D. St. Clair                Trust Manager of FFP Real Estate Trust

/s/ Randall W. Harvison
Randall W. Harvison            Trust Manager of FFP Real Estate Trust

ITEM 8.  INDEX TO FINANCIAL STATEMENTS


                                                                 Page
                                                                Number

Report of Independent Certified Public Accountants               F-2

Independent Auditors' Report                                     F-3

Consolidated Balance Sheets as of December 31, 1999 and 1998     F-4

Consolidated Statements of Operations for the Periods Ended
     December 31, 1999 and 1998                                  F-5

Consolidated  Statement of Partners'  Capital for the Periods
  Ended December 31, 1999 and 1998                               F-6

Consolidated  Statements  of Cash Flows for the Periods
  Ended December 31, 1999 and 1998                               F-7

Notes to Consolidated Financial Statements                       F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Partners of
FFP Partners, L.P.:

   We have audited the accompanying consolidated balance sheet of FFP Partners, L.P. (a Delaware limited partnership) and its subsidiary, FFP Properties, L.P., as of December 31, 1999, and the related statements of operations, partners' capital and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FFP Partners, L.P. and its subsidiary as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                      Grant Thornton  LLP


Dallas, Texas
March 31, 2000

                          INDEPENDENT AUDITORS' REPORT



The Partners of
FFP Partners, L.P.:

   We have audited the accompanying consolidated balance sheet of FFP Partners, L.P. (a Delaware limited partnership) and its subsidiary, FFP Properties, L.P., as of December 31, 1998, and the related consolidated statements of operations, partners' capital and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FFP Partners, L.P. and its subsidiary as of December 31, 1998, and the results of their operations and their cash flows for the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                      KPMG  LLP


Fort Worth, Texas
March 30, 1999

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                           Consolidated Balance Sheets
                           December 31, 1999 and 1998
                                 (In thousands)

                                                           1999        1998
                       ASSETS

Current assets
   Prepaid expenses                                         $31         $26
   Net investment in direct financing leases with
      affiliate, current portion                             53           0
   Due from affiliate                                       892           0
        Total current assets                                976          26
Real property
    Land and improvements                                 8,685       5,929
    Buildings                                            21,413      21,329
                                                         30,098      27,258
    Accumulated depreciation                           (11,825)    (10,574)
                                                         18,273      16,684
Notes receivable                                            114          44
Net investment in direct financing leases with
  affiliate                                               3,844           0

Other assets, net                                           772          50

      Total assets                                      $23,979     $16,804


         LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
   Current installments of long-term debt                  $565        $148
   Current installments of notes payable to affiliate         0       1,143
   Accrued expenses                                         263          39
        Total current liabilities                           828       1,330
Long-term debt, excluding current installments           20,812         297
Notes payable to affiliate, excluding current
  installments                                                0      13,058
        Total liabilities                                21,640      14,685
Minority interest in subsidiary                             945         857
Commitments and contingencies
Partners' capital
    Limited partners' capital                             1,372       1,242
    General partner's capital                                22          20
         Total partners' capital                          1,394       1,262

      Total liabilities and partners' capital           $23,979     $16,804

          See accompanying Notes to Consolidated Financial Statements.

                       FFP PARTNERS, L.P. AND SUBSIDIARY
                      Consolidated Statements of Operations
                    Periods Ended December 31, 1999 and 1998
                         (In thousands, except per unit)


                                                            1999        1998
Revenues
   Rental income                                          $2,975      $2,660
   Gain on sale of property                                    0          56
   Interest and other income                                 822          14
       Total revenues                                      3,797       2,730

Expenses
   General and administrative expenses                       451         473
   Depreciation and amortization                           1,253       1,203
   Interest expense                                        1,873       1,336
        Total expenses                                     3,577       3,012

Income (loss) before minority interest in subsidiary           220        (282)

    Minority interest in subsidiary                          (88)        103

 Net income (loss)                                          $132       $(179)


Net income (loss) per unit
   Basic                                                   $0.06      $(0.08)
   Diluted                                                 $0.06       (0.08)

Weighted average number of units outstanding
   Basic                                                   2,272       2,272
   Diluted                                                 2,277       2,272


          See accompanying Notes to Consolidated Financial Statements.

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                  Consolidated Statements of Partners' Capital
                    Periods Ended December 31, 1999 and 1998
                                 (In thousands)



                               Limited      General
                               Partners     Partner      Total

Balance, December 28, 1997      $1,418         $23      1,441
   Net (loss)                    (176)         (3)      (179)
Balance, December 31, 1998       1,242          20      1,262
   Net income                      130           2        132
Balance, December 31, 1999      $1,372         $22     $1,394


          See accompanying Notes to Consolidated Financial Statements.

                       FFP PARTNERS, L.P. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                    Periods Ended December 31, 1999 and 1998
                                 (In thousands)

                                                            1999       1998
Cash flows from operating activities
   Net income (loss)                                        $132      $(179)
   Adjustments to reconcile net income (loss) to
       net cash provided by operating activities -
          Depreciation and amortization                    1,253      1,203
          Gain on sales of real property                       0        (56)
          Minority interest in subsidiary                     88       (103)
          Changes in operating assets and liabilities  -
            (Increase) decrease in prepaid expenses           (5)       170
            (Increase) in due from affiliate                (892)         0
             Increase in other assets                       (723)       (50)
             Increase in accrued expenses                    224         39
   Net cash provided by operating activities                  77      1,024

Cash flows from investing activities
   Purchases of land and building                         (2,846)       (96)
   Proceeds from the sale of real property                     5        408
   Investment in direct financing lease with affiliate    (3,897)         0
   Increase in notes receivable                              (70)       (44)
   Net cash provided by (used in) investing activities    (6,808)       268

Cash flows from financing activities
   Payments on long-term debt                               (417)   (15,493)
   Proceeds from long-term debt                           21,349          0
   Proceeds from long-term debt to affiliate                   0     14,773
   Payments on long-term debt to affiliate               (14,201)      (572)
   Net cash used by financing activities                   6,731     (1,292)

Net increase/(decrease) in cash                                0          0

Cash at beginning of year                                      0          0

Cash at end of year                                           $0         $0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest during 1999 and 1998 was approximately $1,737 and $1,300, respectively.

          See accompanying Notes to Consolidated Financial Statements.

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

1.  BASIS OF PRESENTATION

(a)  Organization of Company

   These Consolidated Financial Statements include the accounts of FFP Partners, L.P. (the "Company"), and its 60%-owned subsidiary, FFP Properties, L.P. ("FFP Properties").

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

   Also in that December 1997 restructuring, the Company distributed the real estate it retained to FFP Properties, a newly formed Texas limited partnership, in exchange for the general partnership interest in FFP Properties. The limited partnership interests in the Company held by John H. Harvison, the Chairman and Chief Executive Officer of FFPMC, members of his family, and corporations, partnerships, trusts, and other business entities affiliated with him or his family members (collectively, the "Harvison Family") were exchanged for economically equivalent limited partnership interests in FFP Properties. In addition, FFP Real Estate Trust, a newly formed Texas real estate investment trust that is wholly owned by FFPMC, then became the sole general partner of the Company. John H. Harvison is the Chairman and Chief Executive Officer of FFP Real Estate Trust. FFPMC is wholly owned by the Harvison Family.

   By virtue of this restructuring, all of the operating activities of the Company were transferred to FFP Marketing, and there is no comparative income data for the Company for 1997.

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

(c)  Change in Fiscal Year

   Prior to the restructuring of the Company on December 28, 1997, the Company prepared its financial statements on the basis of a fiscal year which ended on the last Sunday in December. However, in connection with the restructuring, the Company changed its fiscal year to coincide with the calendar year. Accordingly, the accompanying consolidated financial statements for the year ended December 31, 1998, include the 12 months then ended plus the three-day period from December 29, 1997 through December 31, 1997. The effect of including these three additional days in the consolidated financial statements for the year ended December 31, 1998, is immaterial.


2.  SIGNIFICANT ACCOUNTING POLICES

(a)  Real Property

   Real property is stated at cost, which may differ from fair market value. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, which may range from five to 30 years.

(b)  Fair Value of Financial Instruments

   The carrying value of notes receivable approximates fair value because of the short maturity of the instruments. The carrying amount of notes payable to affiliate at December 31, 1998, approximated fair value because the interest rate on such obligations varied with the prime rate. The carrying value of long-term debt at December 31, 1999, amounted to $21,377,000. The fair value of such debt is approximately $21,269,000 based on interest rates currently available to the Company.

(c)  Notes Receivable

   The Company evaluates the collectibility of notes receivable in accordance with the provisions of Statement of Financial Accounting Standards, ("SFAS") No. 114, "Accounting by Creditors for Impairment of Loans", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." At year end 1999 and 1998, no notes receivable were determined to be impaired.



(d)  Units Issued and Outstanding

   The equity interests in the Company are comprised of Class A Units of limited partnership interest and units representing the general partnership interest. These units issued and outstanding at year end 1999 and 1998 were as follows:

                                     1999        1998

       Limited partners           2,234,262   2,234,262
       General partner               37,416      37,416

               Totals             2,271,678   2,271,678

   The Company's limited partner units are traded on the American Stock Exchange under the "FFP" trading symbol. The general partner units are owned by its sole general partner, FFP Real Estate Trust.

(e)  Use of Estimates

   The use of estimates is required to prepare the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States. Although management believes that such estimates are reasonable, actual results could differ from the estimates.

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

(i)  Income Taxes

   As a partnership, the Company pays no federal income tax. Rather, the income or loss of the Company is allocated to its partners to be included in their respective tax returns, subject to special tax rules for publicly traded partnership The net difference between the tax bases and the reported amounts of assets and liabilities at year end 1999 is approximately $3,343,000.

(j)  Segment Information

   The Company operates in a single operating segment, the ownership and rental of real estate. The Company earns substantially all of its rental income from a single entity, FFP Marketing.


3.  NOTES PAYABLE AND LONG-TERM DEBT

   In February 1999, the Company purchased 14 additional improved real properties from a third party on which 12 convenience stores and two truck stops are operational. To fund that purchase, the Company incurred long-term acquisition debt with a third party lender in the original principal amount of $9,550,000. This note is fully amortizable over 15 years with equal, monthly payments of principal and interest. This note bears interest at 9.275% per annum. The payment of this note is secured by deed of trust liens against the 14 properties acquired, and FFP Marketing guaranteed the Partnership's acquisition indebtedness. The amount of FFP Marketing's monthly lease payments to the Company equals the Company's monthly debt payments.

   The Company immediately leased the 14 purchased properties to FFP Marketing under real estate leases accounted for as operating leases for the land portion and direct financing leases for the building portion (see Note 7). These real estate leases provide for monthly rentals aggregating $99,000 for a 15-year term, which the Company uses to pay its monthly debt obligation.

   The Company also purchased inventory and equipment at the 14 locations for approximately $942,000 and $1,750,000, respectively. The Company immediately sold this inventory and equipment to FFP Marketing in exchange for a note receivable. Prior to its repayment in October 1999, the note bore interest at the prime rate and was payable in monthly installments over 8 years.

   In October 1999, the Company closed new long-term financing from a third party lender and at that time repaid in full its long-term indebtedness previously payable to FFP Marketing. The Company executed a promissory note payable to the new lender in the amount of $12,000,000 plus a credit enhancement amount of up to $1,043,000. This note is fully amortizable over 20 years with equal, monthly payments of principal, interest and credit enhancement charges in the amount of $123,000. This note bears interest at 9.7% per annum. If none of the loans with which the Company's loan is pooled incurs a default during the term of the loans, the Company's credit enhancement payments, if any, will be applied by the lender to reduce the principal balance of the note and result in a retirement of such debt in approximately 19 years. The payment of this note is secured by a deed of trust lien against 63 properties of the Company. All of those properties are leased to FFP Marketing with a 20-year term.

   When the Company repaid its debt to FFP Marketing in October 1999, FFP Marketing also repaid all of its debt payable to the Company that had been incurred when the Company sold inventory and equipment to FFP Marketing in February 1999.

   Effective June 1998, the Company, FFP Marketing and FFP Marketing's primary bank lender restructured the revolving credit facility and term loan due to the lender. In connection with the restructuring of the Company in December 1997, both the Company and FFP Marketing retained the liability for this debt as both entities were primary obligors on the loans. Under the June 1998 restructuring agreement, the lender made a loan to FFP Marketing, FFP Marketing made a loan to the Company, and the Company repaid the balance of its debt to the lender, all of which was done effective on June 28, 1998. This transaction included the execution of a promissory note by the Company payable to FFP Marketing in the original principal amount of $14,773,000 (the then current balance on the debt due to the lender), which was recorded by the Company as notes payable to affiliate, and the Company was released by the lender from all obligations. At December 31, 1998, the Company was indebted to FFP Marketing in the amount of $14,201,000. This debt payable to FFP Marketing was repaid in full in October 1999.

   Prior to the Company's repayment of all indebtedness in October 1999 to FFP Marketing, the interest rate and repayment terms of the Company's note payable to FFP Marketing had mirrored the terms of FFP Marketing's debt to its lender, including a maturity date in November 2000. The revised agreement with the lender had required that FFP Marketing's loan to the Company be secured by real estate owned by the Company, which was pledged to FFP Marketing and then, in turn, also pledged by FFP Marketing to its lender as additional collateral on its debt to the lender. The Company made monthly principal payments to FFP Marketing of $95,000 plus accrued interest on the unpaid balance at a rate equal to the bank's prime rate. As stated above, this loan was repaid in October 1999.

   The Company is obligated under other notes payable which bear interest at per annum rates ranging from 6% to 10% and are due in monthly or annual installments through 2012. Such notes are secured by real property and had aggregate balances of $68,000 and $445,000 at year end 1999 and 1998, respectively.

   The aggregate fixed maturities of all of the Company's long-term debt for each of the five years subsequent to 1999 are as follows:

                                    (In thousands)
     2000                                 $565
     2001                                  610
     2002                                  670
     2003                                  739
     2004                                  810
     Thereafter                         17,983

         Total                         $21,377

4.  INCOME (LOSS) PER UNIT

   The following table reconciles the denominator in the calculation of the basic and diluted income (loss) per unit for limited partnership and general partnership units in 1999 and 1998:

                                                   1999        1998
                                                     (In thousands)

Weighted average number of units outstanding       2,272       2,272
Effect of dilutive options                             5           0
Weighted average number of units outstanding,
    assuming dilution                              2,277       2,272

   Options to purchase 292,999 units were included in the computation of diluted income per for 1999. Options to purchase 295,999 units were not included in the computation of diluted loss per unit for 1998 because it would have been antidilutive. Such options could potentially dilute basic income per unit in the future.


5.  NONQUALIFIED UNIT OPTION PLAN

   The Company has previously granted, and had outstanding at year end 1999, nonqualified options to acquire 292,999 Class A Units. Such options were granted under its Nonqualified Unit Option Plan and a Nonqualified Unit Option Plan for Nonexecutive Employees. The Nonqualified Unit Option plan has terminated, but another plan with the same terms was adopted by the Company. Options for 37,998 units are available for grant under the Nonqualified Unit Option Plan for Nonexecutive Employees. A summary of activity under the unit option plans follows:

                                                                        Weighted
                                                           Exercise      Average
                                               Class A       Price      Exercise
                                                Units        Range       Price

Options outstanding, December 28, 1997         241,999   $1.211-$2.2610  $1.410
    Options granted during year                 80,000   $0.750-$1.0625   0.946
    Options expired or terminated during year  (26,000)     $1.2110      $1.211
    Options exercised during year                    0            0           0
Options outstanding, December 31, 1998         295,999   $0.7500-$2.261  $1.302
    Options granted during year                      0            0           0
    Options expired or terminated during year   (3,000)     $1.2110      $1.211
    Options exercised during year                    0            0           0
Options outstanding, December 31, 1999         292,999   $0.7500-$2.2610 $1.304

Options exercisable, December 31, 1999         233,000   $0.7500-$2.2610 $1.639
Options exercisable, December 31, 1998         202,665   $1.2110-$2.2610 $1.438

   All options to acquire Class A Units of the Company that were outstanding at the completion of the December 1997 restructuring of the Company were divided into separate options to purchase Class A Units of the Company and a like number of FFP Marketing common shares. The exercise price for the then existing options for Company units was divided between the two new options in proportion to the closing price on the American Stock Exchange of the Company's Class A Units and FFP Marketing's common shares. The adjusted exercise prices of the unit options outstanding at December 31, 1999, and December 31, 1998, are as follows:

                ----------1999----------    -----------1998-----------
   Exercise       Options        Options        Options       Options
     Price     Outstanding    Exercisable    Outstanding  Exercisable

    $0.7500       30,000         10,000         30,000             0
     1.0625       50,000         16,668         50,000             0
     1.2110      136,333        136,333        139,333       139,333
     1.2516        6,666          6,666          6,666         6,666
     1.3929       20,000         13,333         20,000         6,666
     1.9380       25,000         25,000         25,000        25,000
     2.2610       25,000         25,000         25,000        25,000
                 ---------------------------------------------------
                 292,999        233,000        295,999       202,665

   The weighted average exercise price of outstanding options under the plans at year end was $1.304 unit with a remaining contractual life of 5.0 years.

   No unit options were granted by the Company in 1999. The per share weighted-average fair value of options granted in 1998 were estimated using the Black Scholes option-pricing model, and the underlying assumptions used were:

                                    Underlying Assumptions
                         -------------------------------------------------
                                     Risk-Free                   Expected
  Year     Estimated     Dividend    Interest      Expected       Option
Granted   Fair Value      Yield        Rate        Volatility      Life

  1998      $0.73          0.0%        6.00%          53%         7 years

   The Company applies APB Opinion No. 25 in accounting for its option plans. Accordingly, no compensation cost related to the plans has been recognized in the consolidated financial statements. Had the Company determined compensation under SFAS No. 123, the Company's net income (loss) would have been reduced to the pro forma amounts indicated below:

                                           1999        1998
                                       (In thousands, except
                                         for per unit data)

Net income (loss)
   As reported                             $132      $(179)
   Pro forma                                 98       (213)
Net income (loss) per unit
   As reported
      Basic                               $0.06     $(0.08)
      Diluted                              0.06      (0.08)
   Pro forma
      Basic                               $0.04     $(0.10)
      Diluted                              0.04      (0.10)

   Pro forma net income (loss) reflects only options granted subsequent to 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost for options granted prior to 1995 is not considered.


6.  UNIT PURCHASE RIGHTS AND TRANSFER RESTRICTIONS

   In August 1989, the Company entered into a Rights Agreement and distributed the right to its unitholders (the "Rights") to purchase Rights Units, which were substantially equivalent to Class A Units of the Company, at a price of $20.00 per Unit. By its terms, all of the Rights expired in August 1999.

   In the December 1997 restructuring, the Partnership's limited partnership agreement was amended to prohibit any person from owning more than 4.9% of the Class A Units. The amended agreement provides that any transfer that would result in a person owning more than this amount will be null and void, and the units that were to be transferred will become "Excess Units," which will have no voting or dividend rights and will be held in escrow by the Company.


7.  LEASES

   In connection with the new financing in October 1999, FFP Marketing executed a new lease or extended existing leases for 63 properties providing security for that debt. The term of those leases is 20 years. The Company's current rental income from FFP Marketing under those leases equals $154,000 per month. The new or extended leases provide for "triple net" leases, under which FFP Marketing pays all taxes, insurance, operating, and capital costs, and for increased rent payments every five years based upon increases in the consumer price index.

   In February 1999, the Company purchased 14 additional improved real properties from a third party on which 12 convenience stores and two truck stops are operational. The Company immediately leased the properties to FFP Marketing under 15-year leases. The Company's current rental income from FFP Marketing under those leases equals $99,000 per month. Rental income allocated to the land portion of these leases in a monthly amount of $28,000 is classified as operating leases, while rental income allocated to the building portion of these leases in a monthly amount of $71,000 is classified as direct financing leases. The leases are "triple net" leases, under which FFP Marketing pays all taxes, insurance, operating, and capital costs, and provide for an increase in rent payments after each five-year period during the term of the leases based upon any increase in the consumer price index.

   The following table lists the components of the Company's net investment in direct financing leases at year end 1999:

                                                     Minimum
                                                      Lease
                                                     Payments
                                                  (In thousands)

     2000                                              $853
     2001                                               853
     2002                                               853
     2003                                               853
     2004                                               853
     Thereafter                                       7,819

     Total minimum lease payments                    12,084
     Amount representing interest                    (8,187)

     Net investment in direct financing leases        3,897
     Current portion                                    (53)
     Net investment in direct financing lease,
        excluding current installments               $3,844

   Other than the 20-year leases and the 15-year leases described above, substantially all of the remaining real properties of the Company are leased to FFP Marketing under operating leases which generally expire in 2002 and 2007 plus two five-year renewal periods at the sole option of FFP Marketing. The Company's current rental income from FFP Marketing under those leases equals $98,000 per month. These leases are also "triple net" leases, under which FFP Marketing pays all taxes, insurance, operating, and capital costs, and provide for an increase in rent payments upon each renewal date, in the event of an increase in the consumer price index.

   Those remaining properties leased to FFP Marketing are comprised of two types: parcels where the land and building are owned by the Company, and parcels where only the building is owned by the Company and leased to FFP Marketing, subject to a superior ground lease which extends until 2007 (the "Building Only Properties"). Under the terms of the deeds by which the Company acquired the Building Only Properties, the Company's ownership of the Building Only Properties will terminate upon the expiration of the ground leases, unless extended. The lessors under those ground leases have indicated to the Company that they do not currently intend to extend the ground leases past 2007. The Company's rental income from the Building Only Properties in each of 1999 and 1998 was $795,000.


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

   The Company leases all but one of its real properties principally to FFP Marketing. Since the earliest of the leases became effective concurrently with the close of 1997, no lease payments were received by the Company prior to 1998. In 1999 and 1998, the Company received lease payments from FFP Marketing in the amount of $2,952,000 and $2,628,000, respectively. The Company also paid FFP Marketing $710,000 in 1999 as direct financing lease payments for the buildings purchased by the Company and leased in February 1999. In addition, the Company paid interest of $892,000 and $693,000 to FFP Marketing in 1999 and 1998, respectively, under its note payable to FFP Marketing.

   The Company and FFP Marketing are parties to a reimbursement agreement pursuant to which the Company reimburses FFP Marketing for all direct costs of the Company (such as costs to prepare its annual partnership tax returns, annual audit fees, et al.) plus $200,000 for indirect overhead costs of the Company. For each of 1999 and 1998, the Company paid $200,000 to FFP Marketing as the indirect overhead cost reimbursement.