Form 10-Q
period 2000-03-31
FFP PARTNERS L P
filed 2000-05-12
CIK 811863

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



[X| Quarterly  report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2000, or

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___




                            Class A Units 2,234,262
     (Number of limited partner units outstanding as of May 10, 2000)

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000, AND DECEMBER 31, 1999
                                 (In thousands)
                                   (Unaudited)

                                                    MARCH 31,   DECEMBER 31,
                                                      2000          1999

                   ASSETS

Current assets -
   Investments in debt and equity securities          $284          $0
   Receivable from affiliate                           881         892
   Investment in lease from affiliate,
       current portion                                  53          53
   Prepaid expenses and other                           76          31
       Total current assets                          1,294         976
Real property -
    Land and improvements                            8,630       8,685
    Buildings                                       21,413      21,413
                                                    30,043      30,098
    Accumulated depreciation                       (12,130)    (11,825)
                                                    17,913      18,273
Net investment in direct financing lease
    with affiliate                                   3,832       3,844
Notes receivable                                       110         114
Other assets, net                                      762         772

      Total assets                                 $23,911     $23,979


      LIABILITIES AND PARTNERS' CAPITAL

Current liabilities -
    Current installments of long-term debt            $565        $565
    Accrued expenses                                   218         263
            Total current liabilities                  783         828
Long-term debt, excluding current
    installments                                    20,673      20,812
      Total liabilities                             21,456      21,640
Minority interests in subsidiary                       991         945
Commitments and contingencies
Partners' capital -
    Limited partners' capital                        1,442       1,372
    General partner's capital                           22          22
      Total partners' capital                        1,464       1,394

      Total liabilities and partners' capital      $23,911     $23,979


     See accompanying notes to Condensed Consolidated Financial Statements.

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                      (In thousands, except per unit data)
                                   (Unaudited)

                                                  MARCH 31,    MARCH 31,
                                                    2000         1999
Revenues -
    Rental income                                   $768         $704
    Interest and other income                        304           69
      Total revenues                               1,072          773

Expenses -
    General and administrative expenses              126          173
    Depreciation and amortization                    315          297
    Interest expense                                 513          331
      Total expenses                                 954          801

Income (loss) before minority interest               118          (28)

    Minority interest in subsidiary                  (47)          11

Net income (loss)                                    $71         $(17)

Net income (loss) per unit -
    Basic                                          $0.03       $(0.01)
    Diluted                                        $0.03       $(0.01)

Weighted average number of units outstanding -
    Basic                                          2,272        2,272
    Diluted                                        2,278        2,272


     See accompanying notes to Condensed Consolidated Financial Statements.

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              THREE MONTHS ENDED MARCH 31, 2000, AND MARCH 31, 1999
                                 (In thousands)
                                   (Unaudited)

                                                 MARCH 31,     MARCH 31,
                                                   2000          1999
Cash Flows from Operating Activities -
    Net income (loss)                               $71         $(17)
    Adjustments to reconcile net income (loss)
       to cash provided by operating activities -
           Depreciation and amortization            315          297
           Increase in debt and equity
               securities                          (284)           0
           Minority interest in subsidiary           47          (11)
           Net change in operating assets
               and liabilities                      (77)        (280)
Net cash provided (used) by operating activities     72          (11)

Cash Flows from Investing Activities -
    (Additions) reductions in direct
        financing leases                             12       (3,959)
    (Additions) dispositions of property, net        55       (2,295)
Net cash provided (used) by investing activities     67       (6,254)

Cash Flows from Financing Activities -
    Net borrowing (repayments) under credit
        facilities                                 (139)       6,265
Net cash provided (used) by financing activities   (139)       6,265

Net increase (decrease) in cash                      $0           $0

Cash at beginning of period                           0            0
Cash at end of period                                $0           $0


     See accompanying notes to Condensed Consolidated Financial Statements.

                        FFP PARTNERS, L.P. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)


1.  Basis of Presentation

   These Condensed Consolidated Financial Statements include the assets, liabilities, and results of operations of FFP Partners, L.P., and its 60%-owned subsidiary, FFP Properties, L.P., collectively referred to as the "Partnership."

   The Condensed Consolidated Balance Sheets at March 31, 2000, and December 31, 1999, and the Consolidated Statements of Operations and Condensed Consolidated Statement of Cash Flows for the periods presented, have been prepared by the Partnership without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Partnership's financial position as of March 31, 2000, and the results of its operations and cash flows for each of the periods presented, have been made. Interim operating results are not necessarily indicative of results for the entire year.

   In December 1997, the Partnership completed a restructuring which resulted in the transfer of the convenience store, retail motor fuel, and other businesses previously operated by it to FFP Marketing Company, Inc. ("FFP Marketing"). In the restructuring, the Partnership retained the real estate used in the retail businesses and leased those properties to FFP Marketing.

   The notes to the audited consolidated financial statements which are included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, include a description of accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the three months ended March 31, 2000, except as discussed below.


2.  Income (Loss) per Unit

   A  reconciliation  of the  denominator  of the basic and  diluted  net income
(loss) per unit for general partner and limited partner units for the three months ended March 31, 2000, and March 31, 1999, follows:

                                                   MARCH 31,   MARCH 31,
                                                     2000        1999
                                                     (In thousands)

Weighted average number of units outstanding         2,272       2,272
Effect of dilutive options                               6           0
Weighted average number of units
   outstanding assuming dilution                     2,278       2,272


   Options to purchase 292,999 units were included in the computation of diluted net income per unit for the three months ended March 31, 2000. Options to purchase 295,999 units were not included in the computation of diluted net
(loss) per unit for the three months ended March 31, 1999 because to do so would have been antidilutive. Such options could potentially dilute basic income per unit in the future.


3.  Investments in Debt Securities and Certain Equity Securities

   The Partnership classifies at acquisition all of its investments in debt securities and all of its investments in equity securities that have a readily determinable fair value, other than investments accounted for under the equity method or its investments in consolidated subsidiaries, as trading securities. Trading securities are securities that are bought and held principally for the purpose of a resale in the near term. FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities", provides that unrealized and realized gains and losses from trading securities are included in earnings. Dividend and interest income from trading securities, including the amortization of premium and discount arising at acquisition, are also included in earnings. In addition to $42,000 of interest income and discount accretion on debt securities, the Partnership's income in first quarter of 2000 included $38,000 from net unrealized holding gains from trading securities.

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


RESULTS OF OPERATIONS FOR FIRST QUARTER 2000 COMPARED WITH FIRST QUARTER 1999

   Rent income of $768,000 in the first quarter of 2000 represented a 9% increase, or $64,000, over rent income of $704,000 in the first quarter of 1999. Likewise, interest and other income of $304,000 in the first quarter of 2000 represented an increase of $235,000 over interest and other income of $69,000 in the first quarter of 1999. These increases were largely due to the receipt of only one month's land rent and interest income from the direct financing lease on the buildings at the 14 properties acquired on February 26, 1999, compared to three months of such revenue received in first quarter of 2000. Another reason for the increase in interest income was $80,000 of earnings from bond investments made in first quarter of 2000.

   General and administrative expenses were $126,000 in the first quarter of 2000, compared to $173,000 in the first quarter of 1999. This decrease was largely due to additional costs incurred in connection with the acquisition of the 14 additional properties in February 1999 that were not incurred in first quarter of 2000.

   Interest expense increased to $513,000 in the first quarter of 2000, compared to $331,000 in the first quarter of 1999, or 55%. This increase resulted primarily from the additional debt incurred in purchasing the 14 properties in February 1999, and a higher percentage of interest expense and a higher interest rate in the long-term loan obtained in October 1999 to refinance a prior loan that had a maturity date in November 2000.


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

   While FFO is one appropriate measure of performance of an equity REIT, it (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income),
(ii) is not necessarily indicative of cash flow available to fund cash needs, and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Partnership's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Partnership's ability to make distributions or to fund its other operations. The following table presents the determination of FFO for the Partnership for the three month periods ended March 31, 2000 and 1999:

                                              MARCH 31,     MARCH 31,
                                                2000          1999
                                        (In thousands, except per unit data)

Income (loss) before minority interests         $118         $(28)
Adjustments -
    Depreciation and amortization                315          297
Funds from operations                            433          269
Less - FFO attributable to 40%
     minority interest in subsidiary            (173)        (107)
Funds from operations attributable
     to the Partnership                         $260         $162

FFO per unit (based on units outstanding
    for diluted income (loss) calculations)    $0.11        $0.07


   Although the Partnership has generated positive FFO, it has not made distributions to unitholders because substantially all cash generated from the Partnership's operations has been required for debt payments. Thus far, the Trust Managers have determined to utilize such funds to build equity in its properties.

   The refinancing of Partnership long-term debt closed in October 1999 has improved the Partnership's net cash flow. The terms of such new long-term financing provide that the Partnership shall limit distributions to its partners such that, after making any distribution, (a) the Fixed Charge Coverage Ratio for each of the 63 pledged properties secured by that loan (summarized below) shall not be less than 1.30 to 1.00, and (b) the Fixed Charge Coverage Ratio for the Partnership (summarized below) shall be less than 1.35 to 1.00. In general, the Fixed Charge Coverage Ratio during any period for a pledged store equals the cash flow (pre-tax income before minority interest, plus depreciation and interest expense) of that store for that period, divided by the amount of debt payments for that store for that period, and the Fixed Charge Coverage Ratio during a period equals the cash flow (pre-tax income before minority interest, plus depreciation and interest expense) of the Partnership for that period, divided by the amount of debt payments of the Partnership for that period. Each Fixed Charge Coverage Ratio is calculated for the 12-month period ending each December 31. Management has not yet determined if or how much of any Partnership distributions will be made to the Partnership's unitholders.


LIQUIDITY AND CAPITAL RESOURCES

   The Partnership has contracted with FFP Marketing to provide all cash management services on behalf of the Partnership. For that reason, the Partnership does not maintain a bank account. All of the Partnership's cash receipts are received, and all of its disbursements are made, by FFP Marketing on behalf of the Partnership, with the appropriate records being made to account for amounts owed by the Partnership to FFP Marketing, or visa versa. On March 26, 2000, FFP Marketing owed the Partnership $881,000. Such obligation bears interest at the prime rate.

   Assuming no additional properties are acquired or sold, based upon executed real estate leases, in 2000 the Partnership is projected to receive from FFP Marketing $252,000 per month for rent plus $71,000 per month for the direct financing leases, and the Partnership's current debt service requirements in 2000 are fixed at $222,000 per month. Such amounts are before reduction for the 40% minority interest in the Partnership's subsidiary owned by the Harvison Family. In prior years the Partnership was obligated to pay debt service obligations at a variable interest rate and with a balloon payment of remaining principal due in November 2000. That prior debt was refinanced in October 1999 with long-term fully-amortizing, fixed rate financing. As a result of its forecast of positive cash flow, management believes that the Partnership will be able to meet its obligations for general and administrative expenses from operations.

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

   Statements that should generally be considered forward-looking include, but are not limited to, those that contain the words "estimate," "anticipate," "in the opinion of management," "expects," "believes," and similar phrases. Among the factors that could cause actual results to differ materially from the statements made are the following: changes in real estate conditions, including rental rates and the construction or availability of competing properties; changes in the industry in which the Partnership's sole tenant competes; changes in general economic conditions; the ability of management to identify acquisitions and investment opportunities meeting the investment objectives of the Partnership; the timely leasing of unoccupied properties; timely releasing of currently occupied properties upon expiration of the current leases or the default of the current tenant; a risk of leasing all of the Partnership's properties to only one tenant; the Partnership's ability to generate funds sufficient to meet its debt service payments and other operating expenses; the inability of the Partnership to control the management and operation of its tenant and the businesses conducted on the Partnership's properties; financing risks, including the availability, or lack of availability, of funds to service debt obligations or to finance acquisitions of additional property; the existence of complex tax regulations relating to the Partnership's status as a publicly-traded real estate partnership and, if achieved, to its status as a real estate investment trust and the adverse consequences of the failure to qualify as such; and other risks detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Partnership undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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


                                          FFP PARTNERS, L.P.
                                          Registrant
                                          By: FFP Real Estate Trust
                                          sole general partner


Date:  May 12, 2000                       By:  /s/ Craig T. Scott
                                          -----------------------------------
                                          Craig T. Scott
                                          Vice President - Finance,
                                          Chief Financial Officer and
                                          General Counsel