Form 10-Q
period 2000-06-30
FFP PARTNERS L P
filed 2000-08-11
CIK 811863

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



[X| Quarterly  report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2000, or

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___

                            Class A Units 2,234,262
     (Number of limited partner units outstanding as of August 11, 2000)

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2000, AND DECEMBER 31, 1999
                                 (In thousands)
                                   (Unaudited)

                                                        JUNE 30,    DECEMBER 31,
                                                          2000            1999
                                                          ----            ----


                                     ASSETS
Current assets -
   Advances from affiliate                               $1,368            $892
   Investments in stocks and bonds                          213               0
   Investment in lease from affiliate, current portion       53              53
   Prepaid expenses and other current assets                 34              31
                                                          -----            ----
           Total current assets                           1,668             976
Real property -
    Land and improvements                                 8,742           8,685
    Buildings                                            21,295          21,413
                                                         ------          ------
       Total real property, excluding depreciation       30,037          30,098
    Accumulated depreciation                            (12,393)        (11,825)
                                                         ------          ------
          Total real property, net                       17,644          18,273
Net investment in direct financing leases with affiliate  3,819           3,844
Note receivable                                             107             114
Other assets, net                                           836             772
                                                          -----           -----

            TOTAL ASSETS                                $24,074         $23,979
                                                        =======         =======

                        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities -
    Current installments of long-term debt                 $565            $565
    Accrued expenses                                        216             263
                                                           ----            ----
         Total current liabilities                          781             828
Long-term debt, excluding current installments           20,535          20,812
                                                         ------          ------
         Total liabilities                               21,316          21,640
Minority interests in subsidiary                          1,113             945
Commitments and contingencies
Partners' capital -
    Limited partners' capital                             1,621           1,372
    General partner's capital                                24              22
                                                         ------           -----
    Total partners' capital                               1,645           1,394
                                                          -----           -----

        TOTAL LIABILITIES AND PARTNERS' CAPITAL         $24,074         $23,979
                                                        =======         =======


     See accompanying notes to Condensed Consolidated Financial Statements.

                       FFP PARTNERS, L.P., AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                      (In thousands, except per unit data)
                                   (Unaudited)

                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                        ------------------   ----------------
                                         JUNE 30, JUNE 30,   JUNE 30,  JUNE 30,
                                           2000    1999        2000       1999
                                           ----    ----        ----       ----

REVENUES -
    Rental income                          $750    $752      $1,518     $1,457
    Gain on sale of property                389       0         389          0
    Interest and other income               126     255         430        345
                                            ---     ---         ---        ---
      Total revenues                      1,265   1,007       2,337      1,802
                                          -----   -----       -----      -----
EXPENSES -
    General and administrative expenses     132     124         258        297
    Depreciation and amortization           328     287         632        585
    Interest expense                        503     435       1,028        787
                                            ---     ---       -----        ---
      Total expenses                        963     846       1,918      1,669
                                            ---     ---       -----      -----
NET INCOME BEFORE MINORITY INTEREST         302     161         419        133
      Minority interest in subsidiary      (121)    (65)       (168)       (53)
                                           ----     ---        ----        ---
NET INCOME                                 $181     $96        $251        $80
                                           ====     ===        ====        ===


NET INCOME PER UNIT -
    Basic                                 $0.08   $0.04       $0.11      $0.04
    Diluted                               $0.08   $0.04       $0.11      $0.04

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING -

    Basic                                 2,272   2,272       2,272      2,272
    Diluted                               2,279   2,280       2,279      2,277


     See accompanying notes to Condensed Consolidated Financial Statements.

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 2000, AND JUNE 30, 1999
                                 (In thousands)
                                   (Unaudited)

                                                            SIX MONTHS ENDED
                                                          ---------------------
                                                          JUNE 30,      JUNE 30,
                                                            2000          1999
                                                            ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES -
    Net income                                              $251            $80
    Adjustments to reconcile net income to cash
        provided by operating activities -
           Depreciation and amortization                     632            585
           Increase in stocks and bonds                     (213)             0
           Minority interest in subsidiary                   168             53
           Net change in operating assets and liabilities   (132)          (194)
                                                            ----           ----
    Net cash provided (used) by operating activities         706            524
                                                             ---            ---

CASH FLOWS FROM INVESTING ACTIVITIES -
     Advances (to) from affiliates                          (476)             0
    (Additions) reductions in direct financing leases, net    25         (3,919)
    (Increase) in note receivable from affiliate               0         (2,634)
    (Purchases) dispositions of property, net                 22         (2,847)
                                                           ------       -------
    Net cash provided (used) by investing activities        (429)        (9,400)
                                                            ----         ------

CASH FLOWS FROM FINANCING ACTIVITIES -
    Borrowings (repayments) under credit facilities, net    (277)         8,876
                                                            ----          -----
    Net cash provided (used) by financing activities        (277)         8,876
                                                            ----          -----

NET INCREASE (DECREASE) IN CASH                               $0             $0
                                                            ====           ====

CASH AT BEGINNING OF PERIOD                                   $0             $0
CASH AT END OF PERIOD                                         $0             $0



     See accompanying notes to Condensed Consolidated Financial Statements.

                        FFP PARTNERS, L.P. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


1.  BASIS OF PRESENTATION

     These Condensed Consolidated Financial Statements include the assets, liabilities, and results of operations of FFP Partners, L.P., and its 60%-owned subsidiary, FFP Properties, L.P., collectively referred to as the "Partnership."

     The Condensed Consolidated Balance Sheet as of June 30, 2000, and the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the periods presented have been prepared by the Partnership without audit. In the opinion of management, all adjustments, consisting only of normal, recurring adjustments necessary to fairly present the Partnership's financial position as of June 30, 2000, and the results of its operations and cash flows for each of the periods presented, have been made. Interim operating results are not necessarily indicative of results for the entire year.

     On December 28, 1997, the Partnership completed a restructuring which resulted in the transfer to FFP Marketing Company, Inc. ("FFP Marketing") the convenience store, retail and wholesale motor fuel, and other businesses previously operated by the Partnership. In the restructuring, the Partnership retained the real estate used in the retail businesses and entered into long-term leases of those properties with FFP Marketing. As a result of the restructuring, the Partnership's financial statements after the restructuring are not comparable in a meaningful way to its financial statements prior to the restructuring.

     The notes to the audited consolidated financial statements that are included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, include a description of accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the six months ended June 30, 2000, except as discussed below.


2.  INCOME PER UNIT

     A reconciliation of the denominator of the basic and diluted income per unit for general partner and limited partner units for the three and six months ended June 30, 2000, and June 30, 1999, follows:



                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                       ------------------   ----------------
                                       JUNE 30,  JUNE 30,  JUNE 30,   JUNE 30,
                                         2000     1999       2000       1999
                                         ----     ----       ----       ----
                                                 (In thousands)

Weighted average number of
      units outstanding                 2,272     2,272      2,272     2,272
Effect of dilutive options                  7         8          7         5
                                        -----     -----      -----     -----
Weighted average number of
      units outstanding assuming
      dilution                          2,279     2,280      2,279     2,277
                                        =====     =====      =====     =====


     Options to purchase 262,999 and 265,999 units were not included in the computation of diluted net income per unit for the three and six months ended June 30, 2000, and June 30, 1999, respectively, because to do so would have been anti-dilutive. Such options could potentially dilute basic net income per unit in the future.


3.  INVESTMENTS IN CERTAIN STOCKS AND BONDS

     The Partnership classifies at acquisition all of its investments in debt securities and all of its investments in equity securities that have a readily determinable fair value, other than investments accounted for under the equity method or its investments in consolidated subsidiaries, as trading securities. Trading securities are securities that are bought and held principally for the purpose of a resale in the near term. FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities", provides that unrealized and realized gains and losses from trading securities are included in earnings.
Dividend income, interest income, the amortization of bond premium, and the accretion of bond discount are included in interest and other income.

                               FFP PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     FFP Partners, L.P. (the "Partnership") restructured its operations in December 1997 by transferring its convenience store, retail and wholesale motor fuel, and other businesses to FFP Marketing Company, Inc. ("FFP Marketing"). In the restructuring, the Partnership retained the real estate formerly used in the retail businesses and now leases those properties to FFP Marketing.

     Substantially all of the Partnership's rental income is derived from the various convenience store and other retail outlets that it leases to FFP Marketing on long-term, "triple net" basis. Under those leases, FFP Marketing, as tenant, instead of the Partnership as landlord, bears all taxes, insurance, operating costs, and capital costs for the properties. The leases also provide for increased rent payments after each five-year period during the term of the leases in accordance with any increase in the consumers price index.

     The Partnership may acquire additional real estate properties in the future. Those properties may be leased to FFP Marketing or to others, although no assurance exists that additional properties will be acquired. Future leases may or may not be on a "triple-net" basis and may or may not be convenience store properties.


RESULTS OF OPERATIONS

     Rental income in the second quarter of 2000 was stable at $750,000, compared to rental income of $752,000 in the second quarter of the prior year. Rental income of $1,518,000 in the first half of 2000 represented a 4% increase, or $61,000, over rental income of $1,457,000 in the first half of 1999. Rental income for the six-month period increased as a result of rental income from the 14 properties purchased in February 1999.

     Interest and other income in the second quarter and first half of 2000 was $126,000 and $430,000, respectively, reflecting a 51% decrease and a 25% increase, respectively, compared to interest and other income in the corresponding periods of 1999. Most of the Partnership's interest income ($201,000 and $402,000 in the first quarter and the first half of 2000, respectively) is derived from the Partnership's direct financing leases on the 14 properties it purchased in February 1999. Interest and other income declined in the second quarter of 2000 principally as a result of net losses on stock and bond investments that are classified for accounting purposes as trading securities, $35,000 of which were realized and $134,000 were unrealized. Partially offsetting those losses were Partnership earnings of $42,000 in interest and discount accretion income from bond investments in the first quarter of 2000 and $112,000 in interest and discount accretion income from bond investments in the first half of 2000. During the three and six months ended June 30, 1999, the Partnership did not own any trading securities.

     General and administrative expense in the second quarter of 2000 was $132,000, reflecting a 6% increase over general and administrative expense in the second quarter of 1999 of $124,000. General and administrative expense in the first half of 2000 was $258,000, constituting a 13% decrease compared to general and administrative expense in the first half of 2000 of $297,000. The year-to-date decrease resulted from a $33,000 decrease in repairs expense and permit costs, which was partially offset by increases in property taxes and environmental expenses.

     Depreciation and amortization expense rose in the second quarter of 2000 to $328,000, a 14% increase over depreciation and amortization expense of $287,000 in the second quarter of 1999. The increase was primarily attributable to additional amortization of capitalized loan costs incurred in connection with the long-term debt refinancing closed in October 1999. Depreciation and amortization expense increased by 8% in the first half of 2000 for the same reason when compared to the first half of 1999.

     Interest expense in the second quarter of 2000 was $503,000, compared to $435,000 in the second quarter of 1999, a 16% increase. Likewise, interest expense rose to $1,028,000 in the first half of 2000, compared to $787,000 for the first half of the prior year, a 31% increase. Interest expense for both periods increased primarily as a result of new long-term debt incurred when additional properties were acquired in February 1999. Also contributing to the increase was a greater portion of debt payments attributable to interest expense and a higher interest rate on the new long-term loan obtained in October 1999 to refinance a prior loan.

     Gains on sales of property rose were $389,000 in both for second quarter and year-to-date periods. These gains resulted from the sale of two convenience store properties in Missouri. No properties were sold in the three and six month periods of the prior year.



COMPARISON TO REIT'S

     The Partnership is not a real estate investment trust ("REIT"), but its activities are much like those of a REIT. One performance measure used within the REIT industry is funds from operations ("FFO"). FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means net income (loss) (determined in accordance with generally accepted accounting principles or "GAAP"), excluding gains (or losses) from debt restructurings, and similar activities, and sales of properties, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. While FFO is one appropriate measure of performance of an equity REIT, it (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income),
(ii) is not necessarily indicative of cash flow available to fund cash needs, and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Partnership's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Partnership's ability to make distributions or to fund its other operations. The following table presents the determination of FFO for the Partnership for the three and six months ended June 30, 2000:

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                       ------------------     ----------------
                                       JUNE 30,   JUNE 30,   JUNE 30,  JUNE 30,
                                         2000       1999      2000      1999
                                         ----       ----      ----      ----
                                          (In thousands, except per unit data)

Net income before minority interests       $302     $161        $419      $133
Adjustments -
    (Gains) from sales of properties       (389)       0        (389)        0
    Depreciation and amortization           328      287         632       585
                                            ---      ---         ---       ---
Funds from operations                       241      448         662       718

Less - FFO attributable to minority
    interests in subsidiary                  96      179         265       287
                                             --      ---         ---       ---
Funds from operations attributable
    to the Partnership                     $145     $269        $397      $431
                                           ====     ====        ====      ====

FFO per unit (based on units
   outstanding for diluted net income
   per unit calculations)                 $0.06    $0.12       $0.17     $0.19
                                          =====    =====       =====     =====


     Although the Partnership has generated positive FFO, it has not made distributions to unitholders because substantially all cash generated from the Partnership's operations has been required for debt payments. Thus far, the Trust Managers have determined to utilize such funds to build equity in its properties.

     The terms of the Partnership's long-term financing provide that the Partnership shall limit distributions to its partners such that, after making any distribution, (a) the Fixed Charge Coverage Ratio for each of the 63 pledged properties secured by that loan (summarized below) shall not be less than 1.30 to 1.00, and (b) the Fixed Charge Coverage Ratio for the Partnership (summarized below) shall be less than 1.35 to 1.00. In general, the Fixed Charge Coverage Ratio during any period for a pledged store equals the cash flow (pre-tax income before minority interest, plus depreciation and interest expense) of that store for that period, divided by the amount of debt payments for that store for that period, and the Fixed Charge Coverage Ratio during a period equals the cash flow (pre-tax income before minority interest, plus depreciation and interest expense) of the Partnership for that period, divided by the amount of debt payments of the Partnership for that period. Each Fixed Charge Coverage Ratio is calculated for the 12-month period ending each December 31. Management has not yet determined if, or how much of, any Partnership distributions will be made to the Partnership's unitholders.


LIQUIDITY AND CAPITAL RESOURCES

     The Partnership has contracted with FFP Marketing to provide all cash management services on behalf of the Partnership. For that reason, the Partnership does not maintain a bank account. All of the Partnership's cash receipts are received, and all of its disbursements are made, by FFP Marketing on behalf of the Partnership, with the appropriate records being made to account for amounts owed by FFP Marketing to the Partnership, or visa versa. On June 30, 2000, FFP Marketing had advanced $1,368,000 to the Partnership; whereas the Partnership owed $48,000 to FFP Marketing on June 30, 1999. Such obligations bear interest at the prime rate.

     Assuming no additional properties are acquired or sold, based upon executed real estate leases, the Partnership projects for 2000 that it will receive rental income in the amount of $252,000 per month, plus $71,000 per month for the direct financing leases, while the Partnership's current debt service requirements in 2000 are fixed at $222,000 per month. (Such amounts are calculated before reduction of the 40% minority interest in the Partnership's subsidiary owned by the family of John H. Harvison, Chairman and Chief Executive Officer of the general partner of the Partnership.) In contrast, the Partnership was obligated in prior years to pay debt service obligations with principal payments of $95,000 per month plus interest expenses at a variable interest rate. The prior debt required a balloon payment of all remaining principal in November 2000 and was refinanced in October 1999 with new long-term debt with fixed monthly payments. As a result of its forecast of positive cash flow, management believes that the Partnership will be able to meet its obligations from operations.

     All of the Partnership's real estate leases are "triple net" leases, providing for the tenant (FFP Marketing), and not the landlord (the Partnership), to pay all real estate taxes, insurance, operating and capital costs for the properties. Therefore, the Partnership does not have any material commitments for capital expenditures on those properties.


YEAR 2000 COMPUTER ISSUES

     Over the past several years, the Partnership prepared for possible disruptions that might have resulted from the date change to year 2000 ("Y2K"). No significant Y2K problems were experienced, and the Partnership believes that no material exposure to Y2K issues now exists. The Partnership relies on FFP Marketing for its information technology and computerization requirements and obtains those, in part, in exchange for the payment of an annual overhead reimbursement fee. As a result, the Partnership did not incur any capital expenditures related to modifications of existing software and conversions to new software for the Y2K issue.


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


                                          FFP PARTNERS, L.P.
                                          Registrant
                                          By: FFP Real Estate Trust
                                          sole general partner


Date:  August 11, 2000                    By:  /s/ Craig T. Scott
                                          -----------------------------------
                                          Craig T. Scott
                                          Vice President - Finance,
                                          Chief Financial Officer and
                                          General Counsel