Form 10-Q
period 2000-09-30
FFP PARTNERS L P
filed 2000-11-14
CIK 811863

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q



[X| Quarterly  report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2000, or

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___

                            Class A Units 2,234,262
     (Number of limited partner units outstanding as of November 14, 2000)

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2000, AND DECEMBER 31, 1999
                                 (In thousands)
                                   (Unaudited)

                                                        SEPT. 30,   DECEMBER 31,
                                                          2000          1999
                                                        --------    -----------

                          ASSETS

Current assets -
   Advances from affiliate                                 $1,238          $892
   Investments in stocks and bonds                            656             0
   Net investment in direct financing leases to
      affiliate, current portion                               53            53
   Prepaid expenses and other current assets                   67            31
                                                            -----          ----
              Total current assets                          2,014           976

Real property -
    Land and improvements                                   8,656         8,685
    Buildings                                              20,978        21,413
                                                           ------        ------
    Total real property, excluding depreciation            29,634        30,098
    Accumulated depreciation                              (12,545)      (11,825)
                                                           ------        ------
    Total real property, net                               17,089        18,273

Net investment in direct financing leases to affiliate      3,806         3,844
Notes receivable                                              103           114
Other assets, net                                             826           772
                                                          -------       -------
             Total assets                                 $23,838       $23,979
                                                          =======       =======

            LIABILITIES AND PARTNERS' CAPITAL

Current liabilities -
    Current portion of long-term debt                        $565          $565
    Accrued expenses                                          166           263
                                                             ----          ----
            Total current liabilities                         731           828

Long-term debt, excluding current portion                  20,394        20,812
                                                           ------        ------
           Total liabilities                               21,125        21,640

Minority interest in subsidiary                             1,095           945
Commitments and contingencies                                  -             -
Partners' capital -
    Limited partners' capital                               1,594         1,372
    General partner's capital                                  24            22
                                                            -----        ------
    Total partners' capital                                 1,618         1,394
                                                           ------        ------
      Total liabilities and partners' capital             $23,838       $23,979
                                                          =======       =======

     See accompanying notes to Condensed Consolidated Financial Statements.

                       FFP PARTNERS, L.P., AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                      (In thousands, except per unit data)
                                   (Unaudited)


                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                      ------------------     -----------------
                                      SEPT. 30, SEPT. 30,   SEPT. 30, SEPT. 30,
                                         2000      1999          2000     1999
                                      --------  --------    --------- ---------

REVENUES -
  Rental income                          $740      $757        $2,258    $2,213
  Gains on sale of property                30         0           419         0
  Interest and other income               180       255           610       600
                                         ----     -----         -----     -----
     Total revenues                       950     1,012         3,287     2,813

EXPENSES -
  General and administrative expenses     169        49           427       346
  Depreciation and amortization           315       303           947       887
  Interest expense                        511       506         1,539     1,368
                                         ----     -----        ------     -----
     Total expenses                       995       858         2,913     2,601
                                         ----     -----        ------     -----

NET INCOME (LOSS) BEFORE MINORITY
     INTEREST                             (45)      154           374       212

Minority interest in subsidiary            18       (62)         (150)      (85)
                                         ----      ----         ------     ----

NET INCOME (LOSS)                        $(27)      $92          $224      $127
                                         =====     ====          ====      ====


NET INCOME (LOSS) PER UNIT -

    Basic                              $(0.01)   $0.04         $0.10      $0.06
    Diluted                            $(0.01)   $0.04         $0.10      $0.06

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING -

    Basic                               2,272    2,272         2,272      2,272
    Diluted                             2,272    2,280         2,278      2,278



     See accompanying notes to Condensed Consolidated Financial Statements.

                       FFP PARTNERS, L.P., AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          NINE MONTHS ENDED SEPTEMBER 30, 2000, AND SEPTEMBER 30, 1999
                                 (In thousands)
                                   (Unaudited)

                                                          NINE MONTHS ENDED
                                                    ---------------------------
                                                         SEPT 30,     SEPT 30,
                                                           2000          1999
                                                    -------------  ------------


CASH FLOWS FROM OPERATING ACTIVITIES -
  Net income                                               $224            $127
  Adjustments to reconcile net income to
    cash provided by operating activities -
      Depreciation and amortization                         947             887
      Minority interest in subsidiary                       150              85
      Net losses and discount income on equity
         investments                                        165               0
      Net change in operating assets and liabilities       (238)           (194)
                                                          -----            ----
 Net cash provided (used) by operating activities         1,248             905
                                                          -----            ----
CASH FLOWS FROM INVESTING ACTIVITIES -
  Stock and bond investments                               (810)              0
  Investments in leases with affiliate                        0          (4,405)
  Lease payments from affiliate                              38             497
  Advances to affiliate                                    (346)              0
  Note receivable from affiliate                              0          (2,692)
  Note payments from affiliate                                0             121
    Purchases of land and buildings                        (150)         (2,841)
    Sales of land and buildings                             438               0
                                                           ----          ------
    Net cash provided (used) by investing activities       (830)         (9,320)
                                                           ----          ------
CASH FLOWS FROM FINANCING ACTIVITIES -
  Proceeds of long-term debt                                  0           9,550
  Payments on long-term debt                               (418)           (278)
  Payments on long-term debt to affiliate                     0            (857)
                                                            ---           -----
  Net cash provided (used) by financing activities         (418)          8,415
                                                            ---           -----
NET INCREASE (DECREASE) IN CASH                              $0              $0
                                                            ===             ===

CASH AT BEGINNING OF PERIOD                                  $0              $0
CASH AT END OF PERIOD                                        $0              $0



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     The Company received a promissory note in the amount of $80,000 in connection with a sale of property during the nine months ended September 30, 1999.


     See accompanying notes to Condensed Consolidated Financial Statements.

                        FFP PARTNERS, L.P. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)


1.  Basis of Presentation

     These Condensed Consolidated Financial Statements include the assets, liabilities, and results of operations of FFP Partners, L.P., and its 60%-owned subsidiary, FFP Properties, L.P., collectively referred to as the "Partnership."

     The Condensed Consolidated Balance Sheet as of September 30, 2000, and the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the periods presented have been prepared by the Partnership without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Partnership's financial position as of September 30, 2000, and the results of its operations and cash flows for each of the periods presented, have been made. Interim operating results are not necessarily indicative of results for the entire year.

     On December 28, 1997, the Partnership completed a restructuring that resulted in the transfer to FFP Marketing Company, Inc. ("FFP Marketing") of the convenience store, retail and wholesale motor fuel, and other businesses previously operated by the Partnership. In the restructuring, the Partnership retained the real estate used in the retail businesses and leased those properties to FFP Marketing. As a result of the restructuring, the Partnership's financial statements after the restructuring are not comparable in a meaningful way to its financial statements prior to the restructuring.

     The notes to the audited consolidated financial statements that are included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999 describe certain accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the nine months ended September 30, 2000, except as discussed below.


2.  Income per Unit

     A reconciliation of the denominator of the basic and diluted income per unit for general partner and limited partner units for the three and nine months ended September 30, 2000, and September 30, 1999, follows:

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                       ------------------   -------------------
                                      SEPT. 30,  SEPT. 30,  SEPT. 30,  SEPT. 30,
                                        2000       1999        2000      1999
                                      --------    -------    -------    ------
                                                    (In thousands)

Weighted average number of
  units outstanding                    2,272      2,272       2,272     2,272
Effect of dilutive options                 0          8           6         6
                                       -----      -----       -----     -----
Weighted average number of
  units outstanding assuming
  dilution                             2,272      2,280       2,278     2,278
                                       =====      =====       =====     =====

     Options to purchase 262,999 units for each of the three and nine month periods ended September 30, 2000, and 265,999 units for each of the three and nine month periods ended September 30, 1999, were not included in the computation of diluted net income per unit because to do so would have been anti-dilutive. Such options could potentially dilute basic net income per unit in the future.


3.  Investments in Certain Stocks and Bonds

     The Partnership classifies at acquisition all of its investments in debt securities and all of its investments in equity securities that have a readily determinable value, other than investments accounted for under the equity method or its investments in consolidated subsidiaries, as trading securities. Trading securities are securities that are bought and held principally for the purpose of resale in the near term. Statement of Financial Accounting Standards No. 115, entitled "Accounting for Certain Investments in Debt and Equity Securities", provides that unrealized and realized gains and losses from trading securities are included in earnings. In addition, dividend income, interest income, amortization of bond premium, and accretion of bond discount from trading securities are included in interest and other income.

                               FFP PARTNERS, L.P.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

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

     Substantially all of the Partnership's rental income is derived from the various convenience store and other retail outlets that it leases to FFP Marketing on a "triple net" basis. Under those leases, FFP Marketing, as tenant, instead of the Partnership, as landlord, bears all taxes, insurance, operating costs, and capital costs for the properties. The leases also provide for increased rent payments after each five-year period during the term of the leases in accordance with any increase in the consumer price index.

     The Partnership may acquire additional real estate properties in the future. Such acquired properties, if any, may or may not be leased to FFP Marketing, and future leases may or may not be on a "triple-net" basis.


RESULTS OF OPERATIONS
---------------------

     Rental income in the third quarter of 2000 was $740,000, reflecting a $17,000, or 2%, decrease compared to rental income of $757,000 in the third quarter of 1999. The decrease was incurred because two properties were sold, and no longer rented, earlier in the year. Rental income of $2,258,000 in the first nine months of 2000 represented a 2% increase, or $45,000, over rental income of $2,213,000 in the corresponding period of the prior year. Rental income for the nine-month period increased as a result of rental income from the 14 properties purchased in February 1999, reduced in part because of properties sold earlier in the year.

     Gains on sale of properties were $30,000 and $419,000 in the third quarter and the first nine months of 2000, respective. The sales resulted after unsolicited offers were received for certain Partnership properties that management determined to be acceptable in the best interests of the Partnership. The Partnership did not sell any properties in the corresponding periods of 1999.

     Interest and other income was $180,000 and $610,000 in the third quarter and the first nine months of 2000, respectively, reflecting a 29% decrease and a 2% increase, respectively, compared to interest and other income in the corresponding periods of 1999. The components of these items were comprised of the following:

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                       ------------------   -------------------
                                      SEPT. 30,  SEPT. 30,  SEPT. 30,  SEPT. 30,
                                        2000       1999        2000      1999
                                      --------    -------    -------    ------
                                                    (In thousands)

Interest income                         $263       $256        $774      $600
Bond discount income                      25          0          76         0
Realized gains (losses) on sales           0          0         (35)        0
Unrealized gains (losses) on sales      (108)         0        (205)        0
                                        ----       ----        ----      ----
  Total - Interest and other income     $180       $256        $610      $600
                                         ===        ===         ===       ===

     Almost all of the Partnership's interest income ($200,000 and $602,000 in the third quarter and the first nine months of 2000, respectively) was comprised of interest income on the 14 properties purchased by the Partnership in February 1999 and immediately leased to FFP Marketing pursuant to direct financing leases. Interest and other income declined in the third quarter of 2000, when compared to the third quarter of 1999, as a result of unrealized net losses of $108,000 on stock and bond investments that are classified for accounting purposes as trading securities. Partially offsetting those losses was Partnership earnings of $50,000 in interest and bond discount accretion income in the third quarter of 2000 and $159,000 in interest and discount accretion income from bond investments in the first nine months of 2000. During the three and nine months ended September 30, 1999, the Partnership did not own any trading securities.

     General and administrative expense was $169,000 in the third quarter of 2000, reflecting a 245% increase over general and administrative expense of $49,000 in the third quarter of 1999. General and administrative expense in the first nine months of 2000 was $427,000, a 23% increase compared to general and administrative expense of $346,000 in the first nine months of 1999. The increase in general and administrative expense was caused partially by a bad debt write-off from an unrelated party relating to previously accrued rental income on a property that the Partnership sold in the third quarter of 2000. Higher professional fees in the third quarter and in the first nine months of 2000 also contributed to the increase in general and administrative expenses. Such additional professional fees included legal fees to evict a non-paying third party tenant.

     Depreciation and amortization expense rose in the third quarter of 2000 to $315,000, a 4% increase over depreciation and amortization expense of $303,000 in the third quarter of 1999. The increase was primarily attributable to additional amortization of capitalized loan costs incurred in connection with the long-term debt refinancing closed in October 1999. For the same reason, depreciation and amortization expense increased to $947,000 in the first nine months of 2000, a 7% increase compared to depreciation and amortization expense of $887,000 in the first nine months of 1999.

     Interest expense in the third quarter of 2000 was $511,000, a 1% increase compared to $506,000 in the third quarter of 1999. Likewise, interest expense rose to $1,539,000 in the first nine months of 2000, compared to $1,368,000 for the first nine months of the prior year, a 13% increase. Interest expense for both periods increased primarily as a result of new long-term debt incurred when additional properties were acquired in February 1999. Also contributing to the increase was a greater portion of the Partnership's debt payments were attributable to interest expense and the long-term refinancing closed in October 1999 included a higher interest rate than the loan it refinanced.

     Operating cash flows (defined for this purpose as net income or loss, plus depreciation and amortization, plus unrealized net losses on equity securities) was $396,000 in the third quarter of 2000, compared to $395,000 for the corresponding period of the prior year. In the first nine months of 2000, operating cash flows increased to $1,376,000, a 36% increase compared to $1,014,000 for the corresponding period of the prior year.


COMPARISON TO REIT'S
--------------------

     The Partnership is not a real estate investment trust ("REIT"), but its activities are much like those of a REIT. One performance measure used within the REIT industry is funds from operations ("FFO"). FFO is defined by the
National Association of Real Estate Investment Trusts ("NAREIT") to mean net income or loss (determined in accordance with generally accepted accounting principles or "GAAP"), excluding gains and losses from debt restructurings and similar activities, and sales of properties, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. While FFO is one appropriate measure of performance of an equity REIT, it (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income),
(ii) is not necessarily indicative of cash flow available to fund cash needs, and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Partnership's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Partnership's ability to make distributions or to fund its other operations. The following table presents the determination of FFO for the Partnership for the three and nine-month periods ended September 30, 2000 and 1999:

                                       THREE MONTHS            NINE MONTHS
                                    --------------------   --------------------
                                    SEPT. 30,  SEPT. 30,   SEPT. 30,   SEPT. 30,
                                      2000       1999         2000       1999
                                    --------   ---------   ---------   --------
                                       (In thousands, except per unit data)

Net income (loss) before
    minority interests               $(45)       $154         $374        $212
 Gains from sale of property          (30)          0         (419)          0
 Losses on equity securities          108           0          240           0
 Depreciation and amortization        315         303          947         887
                                     ----        ----        -----       -----
Funds from operations                 348         457        1,142       1,099
Less - FFO attributable to minority
   interests in subsidiary            139         183          457         440
                                     ----        ----         ----        ----
Partnership FFO                      $209        $274         $685        $659
FFO per unit (based on units out-
   standing for diluted net income
   (loss) per unit calculations)    $0.09       $0.12        $0.30       $0.29
                                    =====       =====        =====       =====

     The terms of the Partnership's long-term financing restrict the amount of Partnership distributions such that, after making any distribution, the Fixed Charge Coverage Ratio for each of the 63 pledged properties secured by the loan (summarized below) shall not be less than 1.30 to 1.00, and the Fixed Charge Coverage Ratio for the Partnership (summarized below) shall not be less than
1.35 to 1.00. In general, the Fixed Charge Coverage Ratio during any period for a pledged store equals the cash flow (pre-tax income before minority interest, plus depreciation and interest expense) of that store for that period, divided by the amount of debt payments for that store for that period, and the Fixed Charge Coverage Ratio during a period for the Partnership equals the cash flow (pre-tax income before minority interest, plus depreciation and interest expense) of the Partnership for that period, divided by the amount of debt payments of the Partnership for that period. Each Fixed Charge Coverage Ratio is calculated for the 12-month period ending each December 31. Management has not yet determined if, when, or how much of any Partnership distributions will be made to the Partnership's unitholders.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Partnership contracts with FFP Marketing to provide all cash management services for the Partnership and therefore does not maintain a bank account itself. Under that agreement, all of the Partnership's cash receipts are received, and all of its distributions are made, by FFP Marketing on behalf of the Partnership, with the appropriate records being made to account for the amounts owed by FFP Marketing to the Partnership, or vice versa. On September 30, 2000, FFP Marketing owed the Partnership $1,238,000, compared to an obligation of $63,000 owed by the Partnership to FFP Marketing on September 30, 1999. Such obligations bear interest at the prime rate, which was 9.5% per annum during the third quarter of 2000.

     Based upon executed real estate leases, the Partnership anticipates that it will be able to meet its obligations from operations in 2000 and the foreseeable future. This forecast of positive net cash flow is based upon the projections that it will receive rental income in the amount of $252,000 per month, plus $71,000 per month for its existing direct financing leases, while its debt service requirements will continue to be fixed at $222,000 per month. Such amounts are calculated before reduction of the 40% minority interest in the Partnership's subsidiary owned by the family of John H. Harvison, Chairman and Chief Executive Officer of the general partner of Partnership.

     All of the Partnership's real estate leases are "triple net" leases, under which the tenant (FFP Marketing), and not the landlord (the Partnership), pays all taxes, insurance, operating, and capital costs of the properties. Therefore, the Partnership does not have any material commitments for capital expenditures on those properties.


FORWARD-LOOKING STATEMENTS
--------------------------

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

     Statements that should generally be considered forward-looking include, but are not limited to, those that contain the words "estimate," "anticipate," "in the opinion of management," "expects," "believes," and similar phrases. Among the factors that could cause actual results to differ materially from the statements made are the following: changes in real estate conditions, including rental rates and the construction or availability of competing properties; changes in the industry in which the Partnership's sole tenant competes; changes in general economic conditions; the ability of management to identify acquisitions and investment opportunities meeting the investment objectives of the Partnership; the timely leasing of unoccupied properties; timely releasing of currently occupied properties upon expiration of the current leases or the default of the current tenant; a risk of leasing all of the Partnership's properties to only one tenant; the Partnership's ability to generate funds sufficient to meet its debt service payments and other operating expenses; the inability of the Partnership to control the management and operation of its tenant and the businesses conducted on the Partnership's properties; financing risks, including the availability, or lack of availability, of funds to service debt obligations or to refinance acquisitions of additional property; the existence of complex tax regulations relating to the Partnership's status as a publicly-traded real estate partnership and, if converted to a real estate investment trust, to its status as a real estate investment trust or the adverse consequences of the failure to qualify as such; and other risks detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements. The Partnership undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances. Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Partnership is not subject to market risks related to variable interest rates. Interest expense on the Partnership's prior long-term indebtedness payable to FFP Marketing during the first nine months of 1999, which was calculated at a floating prime rate of interest, was repaid in full in October 1999 with the proceeds of fixed-rate financing.


                        EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
--------

     27 Financial Data Schedule [included in electronic filing only].


REPORTS ON FORM 8-K
-------------------

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


                                          FFP PARTNERS, L.P.
                                          Registrant
                                          By: FFP Real Estate Trust
                                          sole general partner


Date:  November 14, 2000                  By:  /s/ Craig T. Scott
                                          -----------------------------------
                                          Craig T. Scott
                                          Vice President - Finance,
                                          Chief Financial Officer and
                                          General Counsel