Form 10-K
period 2000-12-31
FFP PARTNERS L P
filed 2001-04-02
CIK 811863

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 2000, or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

          For the transition period from ______________ to _______________

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes     X      No
                                                ---------    ---------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ____ ]

     The aggregate market value of Class A Units held by non-affiliates of the registrant at March 1, 2001, was $1,866,000. For purposes of this computation, all officers, directors, and beneficial owners of 10% or more of the Class A Units of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and beneficial owners are affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Form 8-K filed by the Company on December 29, 1999, is incorporated by reference in Part II, Item 9 of this Form 10-K.


                             Class A Units 2,234,262
                (Number of units outstanding as of March 1, 2001)

                                      INDEX

                                                                        Page

Part I

    Item 1.  Business .................................................   1
    Item 2.  Properties ...............................................   5
    Item 3.  Legal Proceedings ........................................   7
    Item 4.  Submission of Matters to a Vote of Security Holders ......   7

Part II

    Item 5.  Market for the Registrant's Units and Related Security
                Holder Matters ........................................   8
    Item 6.  Selected Financial and Operating Data ....................   9
    Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations ...................  10
    Item 7A. Quantitative and Qualitative Disclosures About Market Risk  15
    Item 8.  Financial Statements and Supplementary Data...............  15
    Item 9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure ...................  15

Part III

    Item 10. Directors and Executive Officers of the Registrant .......  16
    Item 11. Executive Compensation ...................................  18
    Item 12. Security Ownership of Certain Beneficial Owners and
                Management ............................................  19
    Item 13. Certain Relationships and Related Transactions ...........  20

Part IV

    Item 14. Exhibits, Financial Statements, Schedules and Reports on
                Form 8-K ..............................................  22

Signature .............................................................  24

                                     PART I

Item 1.  BUSINESS.

General Background
------------------

     FFP Partners, L.P. (the "Partnership") is a Delaware limited partnership whose sole general partner is FFP Real Estate Trust and whose Class A Units of limited partnership interest ("Limited Partner Units") are listed for trading on the American Stock Exchange (trading symbol "FFP"). The Partnership has no limited partnership interests other than the Limited Partner Units. {See Item 5. Market for the Registrant's Units and Related Security Holder Matters.}

     FFP Real Estate Trust, a Texas real estate investment trust, has served as the Partnership's sole general partner since a restructuring of the Partnership was completed on December 28, 1997 (the "December 1997 restructuring"). FFP Real Estate Trust is wholly owned by FFP Partners Management Company, Inc. ("FFPMC"), which served as the sole general partner of the Partnership from the inception of the Partnership until the December 1997 restructuring.

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

     The real estate (land and buildings) retained by the Partnership in the December 1997 restructuring was then contributed at that time to FFP Properties, L.P. ("FFP Properties"), a Texas limited partnership formed at that time, in exchange for the general partnership interest in FFP Properties. As a result, the Partnership serves as the general partner, and owns 60%, of FFP Properties, which in turn owns the land and buildings. The limited partnership interests in the Partnership that were previously held by John H. Harvison, the Chairman and Chief Executive Officer of the Partnership's general partner, members of his family, and corporations, partnerships, trusts, and other business entities affiliated with him or his family members (collectively, the "Harvison Family") were exchanged for economically equivalent limited partnership interests in FFP Properties. As a result, the Harvison Family owns a 40% limited partnership interest in FFP Properties.

     In the December 1997 restructuring, all of the Partnership's non-real estate operating activities were transferred to FFP Marketing. Since that time, the business of the Partnership has been the ownership and rental of real estate through its general partnership interest in FFP Properties.

     Unless the context requires otherwise, references herein to the Partnership include its subsidiary, FFP Properties, and its general partner, FFP Real Estate Trust. References herein to FFP Marketing include its subsidiaries.

     The Partnership maintains its principal executive offices at 2801 Glenda Avenue, Fort Worth, Texas 76117-4391. The Partnership's telephone number is
(817) 838-4700, and its Internet web site address is www.ffplp.com.

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

     The Partnership may or may not pursue a conversion to a real estate investment trust. If the Partnership decides to convert into a real estate investment trust, two scenarios are possible. One would be with a conversion through a "merger" and the other would be undertaken through an "exchange". In either case, if undertaken, the holders of the Limited Partnership Units would receive shares of FFP Real Estate Trust in place of their limited partnership units of the Partnership, and the FFP Real Estate Trust shares would be listed on a securities exchange.

     The Partnership has not decided to seek a tax ruling from the Internal Revenue Service ("IRS") regarding a conversion. If one is sought, there can be no assurance whether or when the IRS would respond favorably to the request. If the Partnership decides to pursue a conversion and obtains a favorable tax ruling from the IRS that a merger of the Partnership and its general partner, FFP Real Estate Trust, would be tax-free to the holders of the Limited Partnership Units, then the merger alternative would most likely be used. Under the merger alternative, the Partnership would be merged into its general partner, FFP Real Estate Trust, with the holders of the Limited Partnership Units receiving shares or units of FFP Real Estate Trust in exchange for their units of the Partnership.

     If the Partnership decides to pursue a conversion but is unable to obtain a favorable ruling from the IRS on the merger alternative, then it could convert to a real estate investment trust under the exchange alternative. Under the exchange alternative, the holders of the Limited Partnership Units would be prohibited from transferring their units to a third party but would be able to require the Partnership's general partner to redeem their units either for shares of FFP Real Estate Trust or for cash. FFP Real Estate Trust, and not the holders of the Limited Partnership Units, would determine whether to redeem the Partnership's units for shares or cash. Management expects that any such redemption would be made in exchange for shares or units of FFP Real Estate Trust.

Competition
-----------

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

Employees
---------

     Throughout 2000 and at March 1, 2001, FFP Real Estate Trust, general partner of the Partnership, had two executive officers. Those persons have not been paid any compensation directly by the Partnership, other than unit options. Both of those hold similar positions with FFP Marketing. FFP Real Estate Trust has entered into a reimbursement agreement with FFP Marketing pursuant to which the Partnership pays FFP Marketing an annual lump sum of $200,000 for administrative and other indirect costs provided to the Partnership and reimburses FFP Marketing for all of direct costs of the Partnership. Neither FFP Real Estate Trust nor the Partnership has any other employees.

Government Regulation -- Environmental Regulation
-------------------------------------------------

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

Federal Income Tax Law
----------------------

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

     If in the future the Partnership becomes a real estate investment trust for federal income tax purpose {see Business Strategy}, its earnings will no longer be allocated to its partners, but it will not, as an entity, generally be subject to federal income tax. However, it will be required to comply with various complex requirements that limit the nature of its assets and sources of its income. In addition, it will be required to distribute annually to its shareholders at least 95% of its real estate investment trust taxable income. Differences in timing between the actual receipt of income, the actual payment of deductible expenses in arriving at taxable income, the creation of reserves, and required debt amortization payments could require the Partnership to borrow funds to meet the 95% distribution requirement even if management believed that the then prevailing market conditions were not favorable for such borrowings or that the borrowings were not advisable in the absence of such tax considerations.

Forward-Looking Statements
--------------------------

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

Item 2. PROPERTIES.

     The Partnership owned 197 parcels of improved real estate on each of December 31, 2000, and December 31, 1999. At December 31, 2000, those properties included 82 parcels where the Partnership owns land and a building located thereon, 105 parcels where the Partnership only owns a building located on land owned by affiliates of FFP Marketing or the Harvison Family, and 10 miscellaneous Partnership properties such as vacant lots, small houses or other minor types.

     The Partnership's real properties are principally located in small cities and towns in the states shown in the table below. The table below also shows the uses of Partnership properties at December 31, 2000:

                            Convenience  Gasoline     Truck    Vacant or
                                Stores    Outlets     Stops   Other Uses  Total
                               --------   -------     -----   ----------  -----
Texas ...................         75         62          6          9       152
Oklahoma ................          0          4          0          0         4
Louisiana ...............         14          1          0          0        15
Missouri ................          6          1          0          5        12
Illinois ................          0          0          0          1         1
Mississippi .............          5          0          0          1         6
Kentucky ................          1          0          1          0         2
New Mexico ..............          0          0          2          1         3
Tennessee ...............          1          1          0          0         2
                                 ---        ---        ---        ---       ---
Totals ..................        102         69          9         17       197

     All of the Partnership's properties under lease are leased to FFP Marketing under long-term leases for the operation of convenience stores or truck stops at those locations. These leases contain two important provisions:

          1. "Triple Net" Leases. Under these "triple net" leases, the tenant (FFP Marketing), and not the landlord (the Partnership), pays all real estate taxes, insurance, operating costs, and capital costs for the properties. Landlords generally favor a "triple net" lease because properties leased under "triple net" provisions require considerably less operating costs and entail substantially less risk than properties leased without this provision.

          2. Escalating Rent. Each of the leases provides that the rental income to be received by the Partnership will increase every five years to the extent of any increase in the consumer price index.

     In February 1999, the Partnership purchased 14 properties located in Texas from a third party and promptly leased them to FFP Marketing pursuant to 15-year leases. The Partnership's scheduled rent income on these properties equals its debt obligations on these properties during its initial five years of ownership and should exceed its debt obligations to the extent that the rent escalates as a result of an increase in the consumer price index. The land portion of the rental income from these 14 properties is accounted for as operating leases; therefore, the land at these locations is reflected as an asset on the Partnership's balance sheet and the rental income is shown as such on the Partnership's statement of income. On the other hand, the building portion of the rent income from these 14 properties is accounted for as a direct financing lease; as a result, the Partnership's financial statements do not include these buildings, or the depreciation thereon, but instead reflect the Partnership's receivable from these direct financing leases as an asset and the interest income earned each month from those direct financing leases. Nevertheless, the Partnership does own legal title to both the land and the buildings at these 14 locations.

     The Partnership has leased approximately 78 properties to FFP Marketing where the Partnership owns both the land and building. These leases generally expire in December 2002 plus two five-year renewal periods at the sole option of FFP Marketing. Assuming that these leases are renewed in 2002 and 2007, which is expected, the rent payable to the Partnership will be adjusted by the change in the consumer price index from January 1, 1998, to the date of each such renewal. The Partnership's ownership in the 106 buildings leased to FFP Marketing is subject to a pre-existing ground lease between FFP Marketing, as lessee, and the Harvison Family, as lessor. The Partnership's ownership interest in these buildings terminates concurrently with the end of the underlying ground lease (generally, May 2007) and will continue beyond that date if the underlying ground lease is renewed. The lessors under those ground leases have indicated to the Partnership that they do not intend to extend the ground leases past 2007.

     The Partnership refinanced all of its long-term indebtedness in October 1999. This debt is secured by liens against 63 Partnership properties and will be fully amortized with fixed monthly payments over a 20-year term. As a condition to that loan, FFP Marketing exercised its option to extend the term of the real estate leases for 28 of those 63 properties to a 20-year term, and FFP Marketing and the Partnership executed a new master lease covering the remaining 35 of those 63 properties for a 20-year term. The Partnership's leases for these 63 properties contain "triple net" provisions and rent escalation provisions every five years.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the holders of the Limited Partner Units during the fourth quarter of 2000.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED SECURITY HOLDER MATTERS.

     The Limited Partner Units are listed for trading on the American Stock Exchange under the trading symbol "FFP". At March 1, 2001, there were approximately 132 holders of record and 668 beneficial owners of the Limited Partner Units. The closing sales price of these Units on that date was $0.84 per Unit. {See Item 12. Security Ownership of Certain Beneficial Owners and Management.}

     The following table sets forth the range of high and low sales prices for the Limited Partner Units as reported on the American Stock Exchange for the periods indicated:

                                                     High           Low
                                                    -----         -----
                                                       (in dollars)
       1999
       ----
     First Quarter ..............................   1.250         0.625
     Second Quarter .............................   1.500         0.813
     Third Quarter ..............................   1.125         0.688
     Fourth Quarter .............................   1.125         0.625

       2000
       ----
     First Quarter ..............................   1.188         0.813
     Second Quarter .............................   1.250         0.813
     Third Quarter ..............................   1.063         0.750
     Fourth Quarter .............................   1.063         0.750

     The Partnership has not made any distributions to its partners since the December 1997 restructuring. The Board of Trustees of FFP Real Estate Trust, the general partner of the Partnership, has not established a distribution policy. Any future distributions may only be made in compliance with the terms of the Partnership's long-term debt. Accordingly, no assurance can be given that the Partnership will be able to make any distributions to holders of the Limited Partnership Units. The ability of the Partnership to make distributions in the future will be dependent upon the Partnership's earnings and cash flow, anticipated capital expenditures, and debt service requirements. {See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.}

     In August 1989, the Partnership entered into a Rights Agreement and distributed Rights to the then holders of its Limited Partner Units to purchase Limited Partner Units under certain circumstances. The Rights, which later became exercisable in October 1994, gave each holder of a Right the option to purchase a Limited Partner Unit at a price of $20 per Unit. The Rights had a 10-year term and expired in August 1999.

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

Item 6.  SELECTED FINANCIAL AND OPERATING DATA.

                                                  2000        1999      1998 [1]
                                                -------     --------    --------
                                            (in thousands, except per unit data)

Rental income .......................           $ 2,992     $ 2,975     $ 2,660
Gain on sale of property ............               478           0          56
Stock and bond losses ...............              (240)          0           0
Interest and other income ...........             1,158         822          14
                                                -------      -------    -------
   Total revenues ...................           $ 4,388     $ 3,797     $ 2,730
                                                =======     =======     =======

Real property, net .........................    $16,888     $18,273     $16,684
Investment in direct financing leases ......      3,845       3,897           0
Total assets ...............................     23,574      23,979      16,804

Long-term debt .............................    $20,191     $20,812     $13,355
Minority interest in subsidiary ............      1,151         945         857
Partners' equity ...........................      1,422       1,394       1,262
                                                -------     -------     -------
   Total capitalization ....................    $22,764     $23,151     $15,177
                                                =======     =======     =======

Net income (loss) .........................       $ 310       $ 132       $(179)
                                                  =====       =====     ========
Net income (loss) per unit -
     Basic ................................      $ 0.14       $0.06      $(0.08)
     Diluted ..............................      $ 0.14       $0.06      $(0.08)

Adjusted   EBITDA  [2].....................      $2,296      $2,008      $1,354
FFO  [3] ..................................        $807        $884        $519

-------------------

[1] Although the Partnership began operations in May 1987, no balance sheet items or operating results prior to its restructuring on December 28, 1997 are shown above for the Partnership. The Partnership's balance sheet items and operating results after the restructuring are not comparable to any period before then. In order to avoid potential misunderstandings, balance sheet items and operating results of the Partnership for years prior to 1998 are included with reports filed with the Securities and Exchange Commission by FFP Marketing.

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
-------

     This discussion should be read in conjunction with the selected financial and operating data, the description of the Partnership's business operations, and the financial statements and related notes and schedules included elsewhere in this Annual Report on Form 10-K. {See Item 1. Business - Forward-Looking Statements.}

     The only tenant of the Partnership's properties is FFP Marketing, and individuals employed by FFP Marketing also manage the business and affairs of the Partnership. This discussion should be read in conjunction with the Annual Report on Form 10-K of FFP Marketing for its fiscal year ended December 31, 2000. The failure for any reason by FFP Marketing to pay rent to the Partnership is a material risk factor regarding an investment in the Limited Partner Units.

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

2000 Operations compared to 1999 Operations
-------------------------------------------

     The Partnership earned $310,000 in 2000, a $178,000 improvement (135%) over net income of $132,000 in 1999. The major reasons for this increase were additional interest income of $336,000 from investments in marketable securities, reduced by unrealized and realized losses of $240,000 on marketable securities, and net gains of $478,000 on the sale of properties.

     The Company earned comprehensive net income in 2000 of $28,000, comprised of its net income of $310,000 minus a net loss arising from a net unrealized loss on available-for-sale securities of $282,000. In 1999, the Company's net income equaled its comprehensive net income because it did not own any available-for-sale securities in 1999.

     Total revenues in 2000 were $4,388,000, a 16% increase over 1999 total revenues of $3,797,000. Total revenues increased in 1999 primarily because the 14 properties purchased in February 1999 by the Partnership were leased to FFP Marketing for 12 months in 2000 instead of only 10 months as in 1999.

     Interest and other income increased to $918,000 in 2000, a 12% improvement over interest income of $822,000 in the prior year. Principal components of this increase were interest income for an additional two months under the direct financing leases in 2000 than in 1999, interest income on bond investments and bond discount income. The following table reflects the components of interest and other income in 2000 and 1999:

                                                                2000       1999
                                                               -----      -----
                                                                (in thousands)

Interest income from direct financing leases ..............     $ 802     $ 675
Interest income from affiliate ............................       108       140
Interest income from bond investments .....................       127         0
Bond discount income ......................................       109         0
Interest income on notes receivable .......................        12         7
Unrealized and realized losses on trading securities ......      (240)        0
                                                                -----     -----
     Total interest income ................................     $ 918     $ 822
                                                                =====     =====

     Interest expense in 2000 was $2,038,000, an 8% increase over interest expense in 1999 of $1,893,000. This increase resulted primarily from payments for 12 months in 2000, instead of only 10 months as in 1999, on the debt incurred in purchasing the 14 properties in February 1999, and a higher percentage of interest expense and a higher interest rate on a long-term loan obtained in October 1999 to refinance a prior loan.

     In addition, the Partnership increased its equity in real estate properties by making principal payments on its long-term debts in the amounts of $565,000 in 2000 and $1,191,000 in 1999.

     Depreciation and amortization expense remained relatively flat at $1,246,000 in 2000, compared to $1,253,000 in 1999. General and administrative expenses were $588,000 in 2000, representing a 30% increase from general and administrative expenses in 1999 of $451,000. In each year, these amounts include the overhead reimbursement fee of $200,000 paid to FFP Marketing, as well as auditing fees, tax return software processing fees, tax return preparation fees, and miscellaneous expenses in maintaining properties not under lease.

     Cash flows provided by operating activities were $573,000 in 2000, compared to $969,000 in 1999. The principal reason for this decrease was the purchase of trading securities, which was offset in part by an improvement in cash flow from rental properties. Cash flows provided by investing activities were $78,000 in 2000, compared to cash flows used in investing activities of $7,700,000 in 1999. The principal source of these funds in 2000 was proceeds from the sale of real property, and the principal investing activity for these funds was interest-bearing advances to FFP Marketing. Cash flows used in financing activities were $651,000 in 2000, compared to cash flows provided from financing activities of $6,731,000 in 1999. Cash flows from financing activities in 2000 were used principally in repaying long-term debt, compared to cash flows provided by financing activities in 1999 incurred in connection with debt incurred to purchase 14 properties in February 1999.

1999 Operations compared to 1998 Operations
-------------------------------------------

     The Partnership earned $132,000 in 1999, a considerable improvement compared to a net loss of $179,000 in 1998. Total revenues in 1999 were $3,797,000, a $1,067,000 increase, or 39%, over 1998 total revenues of $2,730,000. Total revenues increased in 1999 because of the 14 properties purchased in February 1999 by the Partnership and immediately leased to FFP Marketing.

     Interest expense in 1999 was $1,893,000, a 42% increase over interest expense in 1998 of $1,336,000. This increase resulted primarily from the additional debt incurred in purchasing the 14 properties in February 1999, and a higher percentage of interest expense and a higher interest rate in a new long-term loan obtained in October 1999 to refinance a prior loan.

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

     Cash flows provided by operating activities were $969,000 in 1999, compared to $1,024,000 in 1998, a 5% decrease. Cash flows from financing activities were $7,700,000 in 1999, compared to a usage of $1,292,000 in 1998, resulting from acquisition debt in purchasing the 14 properties in February 1999. Cash flows used in investing activities were $6,808,000 in 1999, compared to a usage of $268,000 in 1998.

Comparison to REIT's
--------------------

     The Partnership is not a real estate investment trust ("REIT"), but its activities are much like those of a REIT. One performance measure used within the REIT industry is funds from operations ("FFO"). FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means net income (loss) as determined in accordance with generally accepted accounting principles (or "GAAP"), but excluding gains (or losses) from debt restructurings, similar activities, and sales of properties, plus depreciation and amortization of real estate assets, and with adjustments for unconsolidated partnerships and joint ventures. FFO was developed by NAREIT as a relative measure of performance and liquidity of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. While FFO is one appropriate measure of performance of an equity REIT, it (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), (ii) is not necessarily indicative of cash flow available to fund cash needs, and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Partnership's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Partnership's ability to make distributions or to fund its other operations. The following table presents the determination of FFO for the Partnership for the last three years:

                                                      2000      1999      1998
                                                     -----     -----    -------
                                          (in thousands, except per units data)

Net income (loss) before minority interests ....   $   310    $   220   $  (282)
    (Gains) from sales of properties ...........      (478)         0       (56)
    Losses on marketable securities ............       240          0         0
    Depreciation and amortization ..............     1,273      1,253     1,203
                                                    ------     ------    ------
Funds from operations before minority interests      1,345      1,473       865
Less - 40% of FFO attributable to minority
    interests in subsidiary ...................       (538)      (589)     (346)
                                                    ------     ------    ------
Funds from operations (FFO) for the Partnership     $  807     $  884   $   519
                                                    ======     ======    ======
FFO per unit (based on units outstanding for
   diluted net income (loss) per unit
   calculations) ..............................     $ 0.35     $ 0.39   $  0.23
                                                    ======     ======   =======

     Although the Partnership has generated positive FFO, it has not made distributions to holders of the Limited Partnership Units because substantially all cash generated from the Partnership's operations has been required for debt payments. Thus far, the Trust Managers have determined to utilize such funds to build equity in its properties.

     The refinancing of Partnership long-term debt in October 1999 provide that the Partnership shall limit distributions to its partners such that, after making any distribution, (a) the Fixed Charge Coverage Ratio for each of the 63 pledged properties secured by that loan (summarized below) shall not be less than 1.30 to 1.00, and (b) the Fixed Charge Coverage Ratio for the Partnership (summarized below) shall be less than 1.35 to 1.00. In general, the Fixed Charge Coverage Ratio during any period for a pledged store equals the cash flow
(pre-tax income before minority interest, plus depreciation and interest expense) of that store for that period, divided by the amount of debt payments for that store for that period, and the Fixed Charge Coverage Ratio during a period equals the cash flow (pre-tax income before minority interest, plus depreciation and interest expense) of the Partnership for that period, divided by the amount of debt payments of the Partnership for that period. Each Fixed Charge Coverage Ratio is calculated for the 12-month period ending each December
31. Management has not yet determined if or how much of any Partnership distributions will be made to the holders of the Limited Partnership Units.

Inflation
---------

     The Partnership's real property leases with FFP Marketing provide that the Partnership's rent income will increase every five years, assuming that those leases are renewed at that time, as a result of increases in the consumer price index during the prior five-year period. The Partnership's long-term debt is subject to interest expense that accrues at a fixed rate. Otherwise, the Partnership believes inflation will not have a material effect on operating results.

Liquidity and Capital Resources
-------------------------------

     The Partnership has contracted with FFP Marketing to provide all cash management services on behalf of the Partnership. For that reason, the Partnership does not maintain a bank account. All of the Partnership's cash receipts are received, and all of its disbursements are made, by FFP Marketing on behalf of the Partnership, with the appropriate records being made to account for amounts owed by the Partnership to FFP Marketing, or visa versa. FFP Marketing owed the Partnership $1,407,000 and $892,000 at December 31, 2000 and 1999, respectively. These obligations of FFP Marketing to the Partnership accrued interest income to the Partnership at an interest rate equal to the prime rate of interest.

     Assuming no additional properties are acquired or sold, based upon executed real estate leases, management projects that the Partnership will receive rental income in 2001 from FFP Marketing $252,000 per month plus $71,000 per month for the direct financing leases, and the Partnership's debt service requirements in 2001 will be constant at $222,000 per month. Such amounts are shown before reduction for the minority interest of the Harvison Family in the subsidiary. As a result of its forecast of positive cash flow, management believes that the Partnership will be able to meet its obligations for general and administrative expenses from operations.

     All of the Partnership's real estate leases are "triple net" leases, providing for the tenant (FFP Marketing), and not the landlord (the Partnership), to pay all real estate taxes, insurance, operating and capital costs for the properties. Therefore, the Partnership does not have any material commitments for capital expenditures on those properties.

     In February 1999, the Partnership purchased 14 additional improved real properties from a third party on which 12 convenience stores and two truck stops are operational. The Partnership immediately leased the 14 purchased properties to FFP Marketing under real estate leases that are accounted for as operating leases for the land portion and as direct financing leases for the building portion. These real estate leases provide for monthly rentals aggregating $99,000 for a 15-year term, which equals the Partnership's monthly principal and interest payments owed under its acquisition debt. Although related parties established such rental amounts, management believes that such amounts is consistent with market rates; however, no assurance can be given to that effect. Operating leases for the land portion of those payments have been allocated a monthly rental aggregating $28,000, and direct financing leases for the buildings portion have been allocated a monthly rental aggregating $71,000. These leases are "triple net" leases, under which the Partnership pays no taxes, insurance, operating, or capital costs, and provide for an increase in rent payments after each five-year period during the term of the leases based upon any increase in the consumers' price index.

     The Partnership incurred long-term acquisition debt in the original principal amount of $9,550,000 in connection with its February 1999 acquisition. That debt is fully amortizable over 15 years with equal, monthly payments of principal and interest. FFP Marketing was required to guarantee the Partnership's acquisition indebtedness. Amounts owed on such indebtedness at December 31, 2000 and 1999 were $9,000,000 and $9,327,000, respectively.

     In October 1999, the Partnership closed long-term financing from a third party lender and repaid in full its long-term indebtedness previously payable to FFP Marketing. The Partnership executed a promissory note payable to the new lender in the amount of $12,000,000 plus a potential credit enhancement amount of up to $1,043,000. The note is fully amortizable over its 20-year term with equal, monthly payments of principal, interest and credit enhancement charges in the amount of $123,000. This note bears interest at 9.9% per annum. The debt that the new loan refinanced required monthly principal payments of $95,000 plus accrued interest, and required a balloon payment of all unpaid principal in November 2000. If none of the loans with which the Partnership's new loan is pooled incurs a default during the term of the loans, the lender will apply Partnership's credit enhancement payments, if any, to reduce the principal balance of the note and result in a retirement of such debt in approximately 19 years. The payment of this note is secured by a deed of trust lien against 63 properties of the Partnership. All of those properties are leased to FFP Marketing with a 20-year term. Amounts owed on such indebtedness at December 31, 2000 and 1999 were $11,756,000 and $11,982,000, respectively.

     When the Partnership repaid its debt to FFP Marketing in October 1999, FFP Marketing also repaid all of its debt payable to the Partnership that had been incurred when the Partnership sold inventory and equipment to FFP Marketing in February 1999.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Partnership is not subject to a market risk related to variable interest rates because all of its long-term financing is subject to fixed interest rates.

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

General Partner
---------------

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

Management of the General Partner
---------------------------------

     The names, ages, positions, and business experience of the executive officers and trust managers of FFP Real Estate Trust on December 31, 2000, were as follows:

Name                           Age    Position
------------------             ---    ------------------------------

John H. Harvison .........     66     Chairman of the Board of Trust
                                      Managers, President, and Chief
                                      Executive Officer
Craig T. Scott ...........     54     Vice President - Finance, General
                                      Counsel, Secretary, Treasurer and
                                      Chief Financial Officer
Joseph F. Leonardo [1] ...     54     Trust Manager
J. D. St. Clair ..........     65     Trust Manager
Randall W. Harvison ......     43     Trust Manager

-----------------------------
[1] Member of Audit Committee

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

     Craig T. Scott has been Vice President-Finance, General Counsel, Secretary, Treasurer and Chief Financial Officer of FFP Real Estate Trust since October
1998. Mr. Scott is employed with similar titles by FFP Marketing and its subsidiaries. From October 1996 until September 1998, Mr. Scott was engaged in the private practice of law in Dallas and McKinney, Texas. From December 1991 until October 1996, he was employed by Box Energy Corporation as an attorney and as its Executive Vice President. Mr. Scott previously engaged in the practice of law for seven years with large law firms in Dallas, Texas; practiced law in McKinney, Texas for four years; and was the president and co-owner of an oil and gas exploration company for two years. He was previously employed for six years by Arthur Andersen & Co., an international public accounting firm. Mr. Scott obtained a BBA degree from the University of Texas in 1968, a JD degree from the University of Texas School of Law in 1972, and a LLM degree from Southern Methodist University School of Law in 1980. He is a member of the American Institute of Certified Public Accountants, the Texas Society of CPAs, and the State Bar of Texas.

     Joseph F. Leonardo has been a Trust Manager of FFP Real Estate Trust since December 1997. Since August 1992, Mr. Leonardo has been President and Chief Executive Officer of Leonardo Management Corporation, which provide strategic planning, market positioning, and other sales and marketing consulting services. Mr. Leonardo also operates Convenience Directions, which publishes Info Marketing, a convenience store industry newsletter. Prior to forming Leonardo Management, Mr. Leonardo served in various executive positions with several convenience store operators.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

     Regulations issued under the Securities Exchange Act of 1934 require certain officers, directors of the general partner, and other persons to report their holdings of the Limited Partner Units to the Securities and Exchange Commission and to the Partnership. To the best of the Partnership's knowledge, based upon copies of reports and other representations provided to the Partnership, all 2000 reports required under Section 16 of the Securities Exchange Act of 1934 were filed in a timely manner.

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

     In the past, the Partnership granted options to each non-employee Trust Manager to acquire 25,000 Limited Partner Units at the fair market value of the underlying units on the date of grant. The options are exercisable with respect to one-third of the units covered thereby on each of the anniversary dates following the grant and expire 10 years after grant. In the event of a change in control of the Partnership, any portion of the options not then exercised will become immediately exercisable. Upon exercise, the option price may be paid, in whole or in part, in Limited Partner Units owned by the Trust Manager.

     Trust Managers who are officers or employees of FFP Real Estate Trust receive no additional compensation for attendance at Board or committee meetings.

     Neither the Partnership nor FFP Real Estate Trust, the general partner of the Partnership, paid any salary or bonus (cash or non-cash) to any person in 2000 or 1999. Accordingly, there were no "Named Executive Officers" of the Partnership in 2000 or 1999.

     The Partnership and FFP Marketing are parties to a reimbursement agreement pursuant to which the Partnership reimburses FFP Marketing for all direct costs of the Partnership (such as costs to prepare the Partnership's annual partnership tax returns, annual audit fees, etc.) and an agreed upon lump sum amount for indirect overhead costs allocable to the Partnership. The reimbursement for officers' compensation costs incurred by FFP Marketing in connection with the Partnership's activities is determined by the amount of time management and other personnel spend on activities of the Partnership compared to the amount of time they spend on activities of FFP Marketing. Since FFP Real Estate Trust's only activity is to serve as the general partner of the Partnership, all of its costs and expenses will be borne by the Partnership. The Partnership paid FFP Marketing an indirect cost reimbursement in each of 2000 and 1999 in the amount of $200,000.

     Options Exercised During 2000 and Year End Option Values. All options held by directors, officers, and employees to acquire Limited Partner Units of the Partnership that were outstanding at the completion of the December 1997 restructuring of the Partnership were divided into separate options to purchase Limited Partner Units of the Partnership and a like number of FFP Marketing common shares. The exercise price for the then existing options for the Partnership's units was divided between the two new options in proportion to the average closing price on the American Stock Exchange of the Partnership's
Limited Partner Units and shares of FFP Marketing's common stock during the first month of trading following completion of the restructuring.

     The following table shows options to purchase Limited Partner Units held by each of the officers of the general partner of the Partnership and the potential realized values for the options at the end of 2000. No officer exercised any options in 2000, and no stock appreciation rights have ever been issued by the Partnership.

                              Number of Units               Value of Unexercised
                           Underlying Unexercised           In-the-Money Options
                            Options at Year End                 At Year End

Name                   Exercisable/Unexercisable       Exercisable/Unexercisable
-------------------    -------------------------       ------------------------
John H. Harvison...            40,000 / 0                          $0 / $0
Craig T. Scott.....            10,000 / 20,000                 $7,500 / $15,000

---------
[1] "Exercisable" reflects options that were both vested and exercisable at year end 2000, and "Unexercisable" reflects options that had not vested at that date.

[2] Value is determined by subtracting the person's exercise price from the fair market value of the Limited Partner Units at year end 2000 ($0.875), based on the closing sales price of the Limited Partner Units on the American Stock Exchange on such date.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Limited Partner Units
---------------------

     The following table sets forth as of March 1, 2001, information with respect to the Limited Partner Units beneficially owned by all Trust Managers and executive officers of FFP Real Estate Trust (such information is based on ownership reported to the Partnership by such persons):

                                             Amount and Nature of    Percent of
 Name of Beneficial Owner                  Beneficial Ownership [1]   Class [1]
-------------------------                  ------------------------  ----------

John H. Harvison, Chairman of the
  Board of Trust Managers and President..            40,000  [2]         1.7%
Craig T. Scott, Vice President...........            20,000  [3]         0.8%
Joseph F. Leonardo, Trust Manager........            16,667  [4]         0.8%
J. D. St. Clair, Trust Manager...........            42,400  [5]         1.8%
Randall W. Harvison, Trust Manager.......            16,667  [6]         0.8%
All directors and executive officers as
  a group (5 persons)....................            12,400  [7]         0.6%

-----------------------------------------

[1] Based on 2,234,262 Limited Partner Units outstanding at March 1, 2001, plus any Limited Partner Units that an individual has the right to acquire within 60 days pursuant to the exercise of options. Options exercisable within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of such individual but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group shown in the table.

[2]  Consists of options to acquire 40,000 units exercisable within 60 days.

[3] Consists of options to acquire 20,000 units exercisable within 60 days but excludes options to acquire 10,000 units not exercisable within 60 days.

[4] Consists of options to acquire 16,667 units exercisable within 60 days but excludes options to acquire 8,333 units not exercisable within 60 days.

[5] Consists of 12,400 units held directly and options to acquire 30,000 units exercisable within 60 days.

[6] Consists of options to acquire 16,667 units exercisable within 60 days but excludes options to acquire 8,333 units not exercisable within 60 days.

[7]  Excludes units that may be acquired by exercising options.

General Partner
---------------

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

Subsidiary
----------

     FFP Properties, L.P., a Texas limited partnership, is owned 60% by the Partnership, as general partner. The limited partnership interests of FFP Properties, L.P. are owned 1% by FFP Partners Management Company, Inc. and 39% indirectly by entities owned by John H. Harvison and members of his immediate family.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Transactions
--------------------

     As previously stated, the Partnership and FFP Marketing are parties to a reimbursement agreement pursuant to which the Partnership reimburses FFP Marketing for all direct costs of the Partnership (such as costs to prepare the Partnership's annual partnership tax returns, annual audit fees, etc.) and an agreed upon annual lump sum of $200,000 for indirect overhead costs allocable to the Partnership. The agreed upon amount for indirect overhead costs incurred by FFP Marketing in connection with the Partnership's activities was determined by the amount of time management and other personnel spend on activities of the Partnership compared to the amount of time they spend on activities of FFP
Marketing. Since FFP Real Estate Trust's only activity is to serve as the general partner of the Partnership, all of its costs and expenses have been borne by the Partnership. For each of 2000, 1999 and 1998, the Partnership paid $200,000 to FFP Marketing as its indirect overhead cost reimbursement.

     From December 1997 and until June 1998, the Partnership and FFP Marketing were jointly liable on substantially all the debt that was transferred to the Partnership in the December 1997 restructuring. In June 1998, that debt was restructured such that the Partnership's liability to the bank lender was substituted with a liability payable to FFP Marketing. The Partnership paid interest expense to FFP Marketing on that indebtedness in the amount of $0, $893,000 and $693,000 in 2000, 1999 and 1998, respectively. Such debt was repaid by the Partnership in October 1999. The amount owed by the Partnership under its promissory note payable to FFP Marketing was $0, $0, and $14,201,000 at December 31, 2000, 1999, and 1998, respectively.

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

     The Partnership leases all of its properties to FFP Marketing. The leases were initially entered into in conjunction with the December 1997 restructuring of the Partnership, when the non-real estate assets and businesses of the Partnership were transferred to FFP Marketing while the real estate used in the retail operations was retained by the Partnership. The lease rates for the properties were based upon knowledge of the properties by the then management of the Partnership and FFP Marketing and their general experience in acting as lessor and lessee for similar properties. Management of the Partnership and FFP Marketing believes that the lease rates are comparable to lease rates that could be entered into with unrelated third parties. However, third party advisors were not engaged, and reference was not made to third party surveys or analyses of rental rates, in making this determination. FFP Marketing paid $2,968,000, $2,952,000 and $2,628,000 in lease payments to the Partnership for these properties during 2000, 1999 and 1998, respectively. FFP Marketing also paid the Partnership $853,000 and $710,000 in 2000 and 1999, respectively, as payments on direct financing leases.

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

     10.2 Form of Lease Agreement between FFP Properties, L.P., and FFP Operating Partners, L.P. {4}

     10.3 Form of Building Lease Agreement between FFP Properties, L.P., and FFP Operating Partners, L.P. {4}

     10.4 Master  Lease  Agreement   dated  September  29,  1999,   between  FFP
          Properties, L.P., and FFP Operating Partners, L.P. {5}

     10.5 Form of Pledge and Security Agreement dated September 22, 1999 between FFP Properties, L.P. and AMRESCO Commercial Finance, Inc. {5}

     21.1 Subsidiary of the Registrant. {6}

     23.1 Consent of Independent Certified Public Accountants. {6}

     23.2 Independent Auditors' Consent. {6}


-------------------------------

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

{5} Included as the indicated exhibit in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference.

{6}  Included herewith.


     (b) The Company did not file a Form 8-K during 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 2, 2001                FFP PARTNERS, L.P.
                                         (Registrant)
                                      By: FFP Real Estate Trust, general partner

                                      By:  /s/ John H. Harvison
                                      ------------------------------------
                                          John H. Harvison
                                          President

     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this Annual Report as of April 2, 2001, on behalf of the Registrant in the capacities indicated below.

/s/ John H. Harvison                  President and Chief Executive Officer and
------------------------------------  Trust Manager of FFP Real Estate Trust
John H. Harvison                      (Principal executive officer)


/s/ Craig T. Scott                    Vice President - Finance, Secretary,
------------------------------------  Treasurer, General Counsel and Chief
Craig T. Scott                        Financial Officer of FFP Real Estate Trust
                                      (Principal financial and accounting
                                      officer)

/s/ Joseph F. Leonardo                Trust Manager of FFP Real Estate Trust
------------------------------------
Joseph F. Leonardo

/s/ J. D. St. Clair                   Trust Manager of FFP Real Estate Trust
------------------------------------
J. D. St. Clair

/s/ Randall W. Harvison               Trust Manager of FFP Real Estate Trust
------------------------------------
Randall W. Harvison

Item 8. INDEX TO FINANCIAL STATEMENTS


                                                                      Page
                                                                     Number
                                                                     ------

Report of Independent Certified Public Accountants .................   F-2

Independent Auditor's Report .......................................   F-3

Consolidated Balance Sheets as of December 31, 2000 and 1999 .......   F-4

Consolidated Statements of Operations for the Years Ended
   December 31, 2000, 1999 and 1998 ................................   F-5

Consolidated Statements of Partners' Capital for the Years Ended
   December 31, 2000, 1999 and 1998 ................................   F-6

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2000, 1999 and 1998 ................................   F-7

Notes to Consolidated Financial Statements .........................   F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





The Partners of FFP Partners, L.P.:

     We have audited the accompanying consolidated balance sheets of FFP Partners, L.P. (a Delaware limited partnership) and its subsidiary, FFP Properties, L.P., as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FFP
Partners, L.P. and its subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                        Grant Thornton LLP



Dallas, Texas
March 23, 2001

                          INDEPENDENT AUDITORS' REPORT



The Partners of FFP Partners, L.P.:

     We have audited the accompanying consolidated statements of operations, partners' capital and cash flows of FFP Partners, L.P. (a Delaware limited partnership) and its subsidiary, FFP Properties, L.P., for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of FFP Partners, L.P. and its subsidiary for the year ended December 31, 1998, in conformity with generally accepted accounting principles.



                                          KPMG  LLP



Fort Worth, Texas
March 30, 1999

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                                 (in thousands)


                                                              2000         1999
                                                            ------       ------
                             ASSETS
Current assets -
  Marketable securities ..............................    $    506     $      0
  Due from affiliate .................................       1,407          892
  Net investment in direct financing leases
       with affiliate, current portion ...............          53           53
  Prepaid expenses ...................................          13           31
                                                          --------     --------
          Total current assets .......................       1,979          976
Real property -
  Land and improvements ..............................       8,656        8,685
  Buildings ..........................................      20,992       21,413
                                                          --------     --------
      Real property ..................................      29,648       30,098
  Accumulated depreciation ...........................     (12,760)     (11,825)
                                                          --------     --------
     Real property, net of depreciation ..............      16,888       18,273
Notes receivable .....................................         100          114
Net investment in direct financing leases with
      affiliate, excluding current portion ...........       3,792        3,844
Other assets, net ....................................         815          772
                                                          --------     --------
       Total assets ..................................    $ 23,574     $ 23,979
                                                          ========     ========

               LIABILITIES AND PARTNERS' CAPITAL

Current liabilities -
    Current portion of long-term debt ................    $    621     $    565
    Accrued expenses .................................         189          263
                                                          --------     --------
        Total current liabilities ....................         810          828
Long-term debt, excluding current portion ............      20,191       20,812
                                                          --------     --------
        Total liabilities ............................      21,001       21,640
Minority interest in subsidiary ......................       1,151          945
Commitments and contingencies ........................        --           --
Partners' capital -
    Limited partners' capital ........................       1,679        1,372
    General partner's capital ........................          25           22
    Accumulated other comprehensive loss .............        (282)           0
                                                          --------     --------
       Total partners' capital .......................       1,422        1,394
                                                          --------     --------
       Total liabilities and partners' capital .......    $ 23,574     $ 23,979
                                                          ========     ========

          See accompanying Notes to Consolidated Financial Statements.

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 PERIODS ENDED DECEMBER 31, 2000, 1999 AND 1998
                         (in thousands, except per unit)


                                                   2000       1999        1998
                                                  -----     -------     -------
Revenues -
  Rental income ............................    $ 2,992     $ 2,975     $ 2,660
  Gain on sale of property .................        478           0          56
  Interest and other income ................        918         822          14
                                                -------     -------     -------
    Total revenues .........................      4,388       3,797       2,730

Expenses -
  General and administrative expenses ......        588         451         473
  Depreciation and amortization ............      1,246       1,253       1,203
  Interest expense .........................      2,038       1,873       1,336
    Total expenses .........................      3,872       3,577       3,012
                                                -------     -------     -------

Income (loss) before minority
     interest in subsidiary ................        516         220        (282)

  Minority interest in subsidiary ..........       (206)        (88)        103
                                                -------     -------     -------
 Net income (loss) .........................    $   310     $   132     $  (179)
                                                =======     =======     =======

Net income (loss) per unit -
  Basic ....................................      $0.14       $0.06     $ (0.08)
  Diluted ..................................      $0.14       $0.06       (0.08)

Weighted average number of units outstanding -
  Basic ....................................      2,272       2,272       2,272
  Diluted ..................................      2,277       2,277       2,272



          See accompanying Notes to Consolidated Financial Statements.

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                 PERIODS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (in thousands)

                                                             Accumulated
                                                               Other
                                       Limited     General  Comprehensive
                                      Partners     Partner      Loss      Total
                                      --------     -------  ------------- -----

Balance, December 28, 1997 .........   $ 1,418    $    23    $     0    $ 1,441
      Net income ...................      (176)        (3)         0       (179)
                                       -------    -------    -------    -------
Balance, December 31, 1998 .........     1,242         20          0      1,262
      Net income ...................       130          2          0        132
                                       -------    -------    -------    -------
Balance, December 31, 1999 .........     1,372         22          0      1,394
      Net income ...................       307          3          0        310
      Unrealized loss on marketable
          securities ...............         0          0       (282)      (282)
                                       -------    -------    -------    -------
      Comprehensive net income .....       307          3       (282)        28
                                       -------    -------    -------    -------
Balance, December 31, 2000 .........   $ 1,679    $    25    $  (282)   $ 1,422
                                       =======    =======    =======    =======




     See accompanying Notes to Consolidated Financial Statements.

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 PERIODS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (in thousands)

                                                       2000      1999      1998
                                                      -----     -----     -----

Cash flows from operating activities -
Net income (loss) .................................    $310      $132     $(179)
Adjustments to reconcile net income (loss) to net cash
Provided by operating activities -
   Depreciation and amortization ..................   1,246     1,253     1,203
   Gain on sale of real property ..................    (399)        0       (56)
   Minority interest in subsidiary ................     206        88      (103)
   Accretion of discount on marketable securities..    (109)        0         0
   Net unrealized losses on trading securities.....     205         0         0
   Net realized losses on trading securities ......      35         0         0
   Changes in operating assets and liabilities -
       Purchase of trading securities .............    (865)        0         0
       (Increase) decrease in prepaid expenses ....      18        (5)      170
       (Increase) decrease in other assets ........       0      (723)      (50)
       Increase (decrease) in accrued expenses ....     (74)      224        39
                                                       ----      -----    -----
Net cash provided by operating activities .........     573       969     1,024

Cash flows from investing activities -
   Capital expenditures for real property .........    (287)   (2,846)      (96)
   Proceeds from sale of real property ............     868         5       408
   Advances to affiliate ..........................    (515)     (892)        0
   (Increase) decrease in direct financing
        leases with affiliate .....................      52    (3,897)        0
   Purchase of available-for-sale securities.......     (54)        0         0
   (Increase) decrease in notes receivable, net....      14       (70)      (44)
                                                      ------   ------    ------

Net cash provided by (used in) investing activities      78    (7,700)      268

Cash flows from financing activities -
    Proceeds from long-term debt ..................       0    21,349         0
    Payments on long-term debt ....................    (565)     (417)  (15,493)
    Proceeds from long-term debt from affiliate....       0         0    14,773
    Payments on long-term debt to affiliate .......       0   (14,201)     (572)
    Additional collateral provided on long-term debt    (86)        0         0
                                                      ------   ------    ------
Net cash provided by (used in) financing activities    (651)    6,731    (1,292)
                                                      ------   ------    ------
Net increase (decrease) in cash ...................       0         0         0

Cash at beginning of year .........................       0         0         0
Cash at end of year ...............................      $0        $0        $0


Supplemental Disclosure of Cash Flow Information:
------------------------------------------------

Cash paid for interest ...........................   $2,038     1,737    $1,300




          See accompanying Notes to Consolidated Financial Statements.

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

       (a) Organization of Partnership and Nature of Operations

     These  Consolidated  Financial  Statements  include  the  accounts  of  FFP
Partners,   L.P.  (the  "Partnership"),   and  its  60%-owned  subsidiary,   FFP
Properties, L.P. ("FFP Properties").

     The Partnership is a Delaware limited partnership formed in December 1986 pursuant to the Agreement of Limited Partnership of FFP Partners, L.P. (the "Partnership Agreement"). The sole general partner of the Partnership is FFP Real Estate Trust, a Texas real estate investment trust. FFP Partners Management Company, Inc. ("FFPMC") previously served as sole general partner of the Partnership from the inception of the Partnership in 1987 until a December 1997 restructuring. In May 1987, the Partnership purchased convenience stores, truck stops, other retail motor fuel outlets, and ancillary businesses from affiliates of its general partner. The purchase of those outlets was completed in conjunction with the Partnership's initial public offering of Class A Units of limited partnership interest ("Limited Partnership Units"). Through its subsidiaries, the Partnership owned and operated these outlets, and other businesses until December 1997.

     In December 1997, the Partnership completed an organizational restructuring by which the real estate used in the aforementioned retail operations was retained by the Partnership while the convenience store, truck stop, other retail motor fuel outlets, and other businesses it conducted were transferred to FFP Marketing Company, Inc., a Texas corporation ("FFP Marketing"), in exchange for all the common stock of FFP Marketing. The common stock of FFP Marketing was then distributed on a one-for-one basis to the general partner and limited partners of the Partnership. The assets and liabilities in the accompanying consolidated balance sheet of the Partnership have been reflected at the historical carrying values of the predecessor entity prior to the restructuring. Accordingly, no gain or loss was recognized as a result of the 1997 organizational restructuring.

     Also in that December 1997 restructuring, the Partnership distributed the real estate it retained to FFP Properties, a newly formed Texas limited partnership, in exchange for the general partnership interest in FFP Properties. The limited partnership interests in the Partnership held by John H. Harvison, the Chairman and Chief Executive Officer of FFPMC, members of his family, and corporations, partnerships, trusts, and other business entities affiliated with him or his family members (collectively, the "Harvison Family") were exchanged for economically equivalent limited partnership interests in FFP Properties. In addition, FFP Real Estate Trust, a newly formed Texas real estate investment trust that is wholly owned by FFPMC, then became the sole general partner of the Partnership. John H. Harvison is the Chairman and Chief Executive Officer of FFP Real Estate Trust. The Harvison Family owns all of outstanding common stock of the FFPMC.

     The Partnership owns the real estate and conducts its rental activities through FFP Properties, its operating subsidiary. The Partnership owns a 60% partnership interest in FFP Properties and serves as its sole general partner. In the consolidated financial statements of the Partnership, the minority interest in subsidiary represents the Harvison Family's 40% limited partnership interest in FFP Properties.

       (b) Consolidation

     The consolidated financial statements include the accounts of the Partnership and its majority-owned subsidiary. All significant inter-company accounts and transactions are eliminated in the consolidated financial statements.

       (c) Change in Fiscal Year

     Prior to the restructuring of the Partnership on December 28, 1997, the Company prepared its financial statements on the basis of a fiscal year that ended on the last Sunday in December. In connection with the restructuring, the Partnership changed its fiscal year to coincide with the calendar year. Accordingly, the accompanying consolidated financial statements for the year ended December 31, 1998, include the 12 months then ended plus the three day period from December 29, 1997 through December 31, 1997. The effect of including these three additional days in the consolidated financial statements for the year ended December 31, 1998, is immaterial.

       2. SIGNIFICANT ACCOUNTING POLICES

       (a) Real Property

     Real property is stated at cost, which may differ from fair market value. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, which may range from five to 30 years.

       (b) Fair Value of Financial Instruments

     The carrying value of notes receivable approximates fair value because of the short maturity of the instruments. The carrying value of long-term debt at December 31, 2000 and 1999 was $20,812,000 and $21,377,000, respectively. The fair value of such debt is approximately $22,142,000 and $21,269,000, respectively, based on interest rates currently available to the Partnership.

       (c) Notes Receivable

     The Partnership evaluates the likelihood of collecting amounts owed to the Partnership under its notes receivable in accordance with the provisions of Statement of Financial Accounting Standards, ("SFAS") No. 114, "Accounting by Creditors for Impairment of Loans", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." At December 31, 2000 and 1999, no notes receivable were determined to be impaired.

       (d) Units Issued and Outstanding

     The equity interests in the Partnership are comprised of the Limited Partnership Units and units representing the general partnership interest. These units issued and outstanding at December 31, 2000 and 1999 were as follows:

                                                      2000              1999
                                                   ---------         ---------

Limited partners .......................           2,234,262         2,234,262
General partner ........................              37,416            37,416
                                                   ---------         ---------
Totals .................................           2,271,678         2,271,678
                                                   =========         =========

     The Partnership's Limited Partnership Units are traded on the American Stock Exchange under the "FFP" trading symbol. FFP Real Estate Trust, the Partnership's sole general partner, owns all of the general partner units of the Partnership.

       (e) Use of Estimates

     The use of estimates is required to prepare the Partnership's consolidated financial statements in conformity with accounting principles generally accepted in the United States. Although management believes that such estimates are reasonable, actual results could differ from the estimates.

       (f) Impairment of Long-Lived Assets

     The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to estimated future net cash flows from the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

       (g) Rental Revenue

     The Partnership recognizes rental revenues when earned.

       (h) Unit Option Plan

     The Partnership accounts for its unit option plan in accordance with the provisions of Accounting Principles Board ("APB") Option No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded only if the current market price of the underlying unit on the date of the grant of the option exceeded the exercise price of the option. The Partnership adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities either to (i) recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant, or (ii) continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and earnings per share disclosures for employee option grants as if the fair-value based method defined in SFAS No. 123 had been applied. The Partnership elected the second alternative (See Note 5).

       (i) Income Taxes

     The Partnership pays no federal income tax because it is a partnership. Rather, the taxable income or loss of the Partnership is allocated to its partners to be included in their respective tax returns, subject to special tax rules for publicly traded partnerships.

       (j) Segment Information

     The Partnership operates in a single operating segment, the ownership and rental of real estate. The Partnership earns substantially all of its rental income from a single entity, FFP Marketing.

       (k) Investments in Marketable Securities

     Through September 30, 2000, the Partnership classified all of its investments in marketable securities as "trading securities". Trading securities are securities that are bought and held principally for the purpose of a resale in the near term. Effective October 1, 2000, the Partnership changed its intention in holding its marketable securities to a longer term outlook. Accordingly, beginning October 1, 2000, the Partnership classified all of its marketable securities as "available-for-sale" securities. FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities", provides that net unrealized and realized gains and losses from trading securities are included in earnings, while net unrealized gains and losses from available-for-sale securities are included in the calculation of "comprehensive net income" in the equity accounts of a company, instead of in earnings. Dividend and interest income from both trading securities and available-for-sale securities, including the amortization of any premium and discount arising at acquisition, are also included in earnings.

     Interest income from trading securities and from available-for-sale securities, including the amortization of premium or accretion of discount arising at acquisition and net of margin interest expense, unrealized gains and losses from trading securities, and realized gains and losses from trading securities and available-for-sale securities were included in net income in 2000 and 1999 in the following amounts:

                                                        2000      1999     1998
                                                       -----     -----   ------
                                                            (in thousands)

Interest income from marketable securities .........   $ 218     $   0     $  0
Net unrealized losses from trading securities ......    (205)        0        0
Net realized losses from trading securities ........     (35)        0        0
                                                       -----     -----    -----
 Totals ............................................   $ (22)    $   0    $   0
                                                       =====     =====    =====

3. NOTES PAYABLE AND LONG-TERM DEBT

     In February 1999, the Partnership purchased 14 improved real properties from a third party on which 12 convenience stores and two truck stops are operational. To fund that purchase, the Partnership incurred long-term acquisition debt with a third party lender in the original principal amount of $9,550,000. That debt is fully amortizable over 15 years with 180 equal, monthly payments of principal and interest in the amount of $99,000. Interest is payable on that debt at 9.275% per annum. The payment of this note is secured by deed of trust liens against the 14 properties acquired, and FFP Marketing guaranteed the Partnership's acquisition indebtedness. The amount of FFP Marketing's monthly lease payments to the Partnership equals the Partnership's monthly debt payments.

     The Partnership immediately leased the 14 purchased properties to FFP Marketing under real estate leases accounted for as operating leases for the land portion and as direct financing leases for the building portion (see Note
8). These real estate leases provide for monthly rental income to the Partnership aggregating $99,000 for a 15-year term, which the Partnership uses to pay its monthly debt obligation.

     Also in February 1999, the Partnership purchased inventory and equipment at the 14 locations for $942,000 and $1,750,000, respectively. The Partnership immediately sold this inventory and equipment to FFP Marketing in exchange for a note receivable. The note provided for interest to be accrued at the prime rate and monthly installments over 8 years. The Partnership received full payment for this note in October 1999.

     In October 1999, the Partnership closed long-term financing from a third party lender and at that time repaid in full its previous long-term indebtedness payable to FFP Marketing. The Partnership executed a promissory note payable to the new lender in the amount of $12,000,000 plus a credit enhancement amount of up to $1,043,000. This debt is fully amortizable over 20 years with 240 equal, monthly payments of principal, interest and credit enhancement charges in the amount of $123,000. Interest is payable on that debt at 9.7% per annum. If none of the loans with which the Partnership's loan is pooled incurs a default during the term of the loans, the lender will apply the Partnership's credit enhancement payments, if any, to reduce the principal balance of the note, which would result in a retirement of such debt in approximately 19 years. The payment of this note is secured by a deed of trust lien against 63 properties of the Partnership. All of those properties are leased to FFP Marketing with a 20-year term.

     The Partnership is obligated under one other note payable, which bears interest at 9% per annum and payable in monthly installments of $1,000 until September 2004. Such note is secured by real property and had aggregate balances of $56,000 and $68,000 at December 31, 2000 and 1999, respectively.

     The monthly payments and the outstanding principal balances at December 31, 2000 and 1999 under the Partnership's notes payable are summarized in the following table:

                                                     Monthly
  Type of Loan        Purpose of Loan               Payments    2000       1999
  -----------------  -------------------------      --------   ------     -----
                                                           (in thousands)

7-year financing   1996 purchase of store ........     $1        $56        $68
15-year financing  1999 purchase of 14 stores ....     99      9,000      9,327
20-year financing  1999 refinancing of debt ......    123     11,756     11,982
                                                     ----     ------     ------
Total notes payable ..............................   $223     20,812     21,377
                                                     ====
Less: current portion ............................               621        565
                                                              ------     ------
Long-term notes payable ..........................           $20,191    $20,812
                                                             =======    =======

     The aggregate fixed maturities of all of the Partnership's long-term debt for each of the five years subsequent to 2000 are as follows:

                                                (in thousands)

          2001 .........................              $621
          2002 .........................               682
          2003 .........................               750
          2004 .........................               821
          2005 .........................               888
          Thereafter ...................            16,429
                                                   -------
                                                   $20,191
                                                   =======

4. NET INCOME (LOSS) PER UNIT

     The following table reconciles the denominator in the calculation of the basic and diluted net income (loss) per unit for limited partnership and general partnership units in 2000, 1999, and 1998:

                                                      2000       1999      1998
                                                      -----     -----     -----
                                                           (in thousands)

Weighted average number of units outstanding .....    2,272     2,272     2,272
Effect of dilutive options .......................        5         5         0
                                                      -----     -----     -----
Weighted average number of units outstanding
   assuming dilution .............................    2,277     2,277     2,272
                                                      =====     =====     =====

The computation of diluted net income per unit for 2000 and 1999 considered options to purchase 292,999 Limited Partnership Units outstanding at December 31, 2000 and 1999, respectively. The computation of diluted net loss per unit for 1998 did not consider options to purchase 295,999 Limited Partnership Units outstanding at December 31, 1998, because it would have been antidilutive.


5. NONQUALIFIED UNIT OPTION PLAN

     The Partnership previously granted nonqualified options to purchase 292,999 Limited Partnership Units that were outstanding at December 31, 2000. Such options were granted under its Nonqualified Unit Option Plan and its prior Nonqualified Unit Option Plan for Nonexecutive Employees. The Nonqualified Unit Option plan has terminated in a prior year, but another plan with the same terms was then adopted by the Partnership. Options to purchase 37,998 units are available for grant under the Nonqualified Unit Option Plan for Nonexecutive Employees. A summary of activity under the unit option plans follows:

                                                                        Weighted
                                               No. of      Exercise      Average
                                               Class A      Price       Exercise
                                                Units       Range         Price
                                              -------  ---------------  --------

Options outstanding, December 28, 1997 ....   241,999  $1.211 - $2.261   $1.410
Options granted in 1998 ...................    80,000    0.75 - 1.0625    0.946
Options expired or terminated in 1998 .....   (26,000)      1.211         1.211
                                              -------
Options outstanding, December 31, 1998 ....   295,999  $0.75 - $2.261    $1.302
Options expired or terminated in 1999 .....    (3,000)      1.211         1.211
                                              -------
Options outstanding, December 31, 1999
      and 2000 ............................   292,999  $0.75 - $2.261    $1.304
                                              =======

Options exercisable, December 31, 2000 ....   266,333  $0.75 - $2.261    $1.339
                                              =======

     All options to purchase Limited Partnership Units that were outstanding at the completion of the December 1997 restructuring of the Partnership were divided into separate options to purchase Limited Partnership Units and a like number of FFP Marketing common shares. The exercise price for the then existing options for Limited Partnership Units was divided between the two new options in proportion to the closing price on the American Stock Exchange of the Limited Partnership Units and FFP Marketing's common shares. The adjusted exercise prices of the unit options outstanding at December 31, 2000, 1999, and 1998 are as follows:

                             2000                 1999                 1998
                      -------------------  ----------------    -----------------
   Issue   Exercise   Options   Options    Options  Options     Options  Options
    Date    Price   Outstndng Exercsble Outstndng Exercsble  Outstndng Exercsble
---------- -------  --------- --------- ---------- --------  ---------- --------

11/17/1992 $1.2110   136,333    136,333    136,333  136,333     139,333  139,333
10/06/1994  1.2516     6,666      6,666      6,666    6,666       6,666    6,666
04/06/1995  1.9380    25,000     25,000     25,000   25,000      25,000   25,000
09/19/1995  2.2610    25,000     25,000     25,000   25,000      25,000   25,000
02/26/1997  1.3929    20,000     20,000     20,000   13,333      20,000    6,666
07/23/1998  1.0625    50,000     33,334     50,000   16,668      50,000        0
09/16/1998  0.7500    30,000     20,000     30,000   10,000      30,000        0
                    --------    -------    -------  -------     -------  -------
                     292,999    266,333    292,999  233,000     295,999  202,665
                    ========    =======    =======  =======     =======  =======

     The weighted average exercise price of outstanding options to purchase Limited Partnership Units under the plans at December 31, 2000 was $1.30 per unit, and the weighted average remaining contractual life of those options was
4.2 years.

     The Partnership did not grant any options in 2000 or 1999 to purchase Limited Partnership Units.

     The Partnership applies APB Opinion No. 25 in accounting for its option plans. Accordingly, no compensation cost related to the plans has been recognized in the consolidated financial statements. Had the Partnership determined compensation expense under SFAS No. 123, the Partnership's net income would have been reduced to the pro forma amounts indicated below:

                                               2000         1999          1998
                                              -----        -----        -------
                                        (in thousands, except for per unit data)

Net income (loss) -
     As reported ......................        $310         $132         $(179)
     Pro forma ........................         291           98          (213)
Net income (loss) per unit -
     As reported -
         Basic ........................       $0.14        $0.06        $(0.08)
         Diluted ......................        0.14         0.06         (0.08)
     Pro forma -
        Basic .........................       $0.13        $0.04        $(0.10)
        Diluted .......................        0.13         0.04         (0.10)


     Pro forma net income reflects only options granted subsequent to 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost for options granted prior to 1995 is not considered.

6. TERMINATION OF UNIT PURCHASE RIGHTS

     In August 1989, the Partnership entered into a Rights Agreement and distributed the right (the "Rights") to the then owners of Limited Partnership Units to purchase Rights Units, which were substantially equivalent to Limited Partnership Units, at a price of $20.00 per Unit. By their terms, all of the Rights expired in August 1999.

7. TRANSFER RESTRICTIONS

     In the December 1997 restructuring, the Partnership's limited partnership agreement was amended to prohibit any person from owning more than 4.9% of the Limited Partnership Units. The amended agreement provides that any transfer that would otherwise result in a person owning more than this amount of Limited Partnership Units will be null and void, and the Limited Partnership Units that were to be transferred will become "Excess Units," which will have no voting or dividend rights and will be held in escrow by the Partnership.

8. REAL ESTATE LEASES

     In connection with financing obtained by the Partnership in October 1999, the Partnership, as lessor, and FFP Marketing, as lessee, executed a new lease, or extended existing leases, for 63 properties providing security for that debt. The term of those leases is 20 years. The Partnership's current rental income from FFP Marketing under those leases equals $156,000 per month. These leases provide for "triple net" leases, under which FFP Marketing pays all taxes, insurance, operating, and capital costs, and for increased rent payments every five years based upon increases in the consumer price index.

     In February 1999, the Partnership purchased 14 improved real properties from a third party on which 12 convenience stores and two truck stops are operational. The Partnership immediately leased the properties to FFP Marketing under 15-year leases. The Partnership's rental payments from FFP Marketing under those leases total $99,000 per month. Of that amount, $28,000 per month is allocated to the land portion of those leases and classified as rental income under operating leases, while $71,000 per month is allocated to the building portion of those leases and classified as payments received under direct financing leases. These leases are "triple net" leases, under which FFP Marketing pays all taxes, insurance, operating, and capital costs, and provide for an increase in rent payments after each five-year period during the term of the leases based upon any increase in the consumer price index.

     The following table shows the Partnership's anticipated lease payment receipts under direct financing leases for years subsequent to 2000 and the components of its net investment in direct financing leases at December 31, 2000:

                                                      (in thousands)

     2001 ......................................           $853
     2002 ......................................            853
     2003 ......................................            853
     2004 ......................................            853
     2005 ......................................            853
     Thereafter ................................          6,966
                                                         ------
     Total minimum lease payments ..............         11,231
          Amount representing interest income ..         (7,386)
                                                         ------
     Net investment in direct financing leases..          3,845
          Current portion ......................            (53)
                                                         ------
     Net investment in direct financing ........
          leases, excluding current portion ....         $3,792
                                                         ======

     Other than the 20-year leases and the 15-year leases described above, substantially all of the remaining real properties of the Partnership are leased to FFP Marketing under operating leases which generally expire in 2002 and 2007 plus two five-year renewal periods at the sole option of FFP Marketing. The Partnership's current rental income from FFP Marketing under those leases equals $64,000 per month. These leases are also "triple net" leases, under which FFP Marketing pays all taxes, insurance, operating, and capital costs, and provide for an increase in rent payments upon each renewal date, in the event of an increase in the consumer price index.

     Those remaining properties leased to FFP Marketing are comprised of two types: parcels where the land and building are owned by the Partnership, and parcels where only the building is owned by the Partnership and leased to FFP Marketing, subject to a superior ground lease which extends until 2007 (the "Building Only Properties"). Under the terms of the deeds by which the Partnership acquired the Building Only Properties, the Partnership's ownership of the Building Only Properties will terminate upon the expiration of the ground leases, unless extended. The lessors under those ground leases have indicated to the Partnership that they do not currently intend to extend the ground leases past 2007. The Partnership's rental income from the Building Only Properties in 2000, 1999, and 1998 was $692,000, $795,000, and $795,000, respectively.

9. RELATED PARTY TRANSACTIONS

     The chief executive officer, vice president-finance, secretary, treasurer, general counsel and chief financial officer of the Partnership's sole general partner, FFP Real Estate Trust, hold similar positions with FFP Marketing. In addition, entities owned directly or indirectly by the Partnership's chief executive officer, members of his immediate family, and other members of the senior management of the Partnership have in the past, and intend to do so in the future, engaged in transactions with the Partnership.

     In 2000, the Partnership leases all but one of its real properties principally to FFP Marketing. Since the earliest of the leases became effective concurrently with the close of 1997, no lease payments were received by the Partnership prior to 1998. In 2000, 1999, and 1998, the Partnership received lease payments from FFP Marketing in the amount of $2,951,000, $2,952,000, and $2,628,000, respectively. The Partnership also paid $853,000 and $710,000 to FFP Marketing in 2000 and 1999, respectively, as direct financing lease payments for the buildings purchased by the Partnership and leased in February 1999. In addition, the Partnership paid interest of $892,000 and $693,000 to FFP Marketing in 1999 and 1998, respectively, under a note payable to FFP Marketing that was repaid in full in October 1999.

     The Partnership and FFP Marketing are parties to a reimbursement agreement pursuant to which the Partnership reimburses FFP Marketing for all direct costs of the Partnership (such as costs to prepare its annual partnership tax returns, annual audit fees, et al.) plus $200,000 for indirect overhead costs of the Partnership. For each of 2000, 1999 and 1998, the Partnership paid $200,000 to FFP Marketing as the indirect overhead cost reimbursement.