Form 10-Q
period 2001-03-31
FFP PARTNERS L P
filed 2001-05-15
CIK 811863

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q




|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2001,

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

Yes    X       No
    -------       -------


                             Class A Units 2,234,262
        (Number of limited partner units outstanding as of May 10, 2001)

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001, AND DECEMBER 31, 2000
                                 (In thousands)
                                   (Unaudited)

                                                        March 31,   December 31,
                                                           2001        2000

                                 ASSETS

Current assets -
   Investments in marketable securities...............    $ 757       $  506
   Receivable from affiliate..........................    1,671        1,407
   Investment in lease from affiliate,
       current portion................................       53           53
   Prepaid expenses and other.........................        0           13
                                                         ------       ------
       Total current assets...........................    2,481        1,979
Real property -
    Land and improvements.............................    8,654        8,656
    Buildings.........................................   20,976       20,992
                                                         ------       ------
                                                         29,630       29,648
    Accumulated depreciation..........................  (13,054)     (12,760)
                                                         ------       ------
                                                         16,576       16,888
Net investment in direct financing lease
    with affiliate....................................    3,778        3,792
Notes receivable......................................       96          100
Other assets, net.....................................      804          815
                                                         ------       ------
      Total assets....................................  $23,735      $23,574
                                                         ======       ======

                   LIABILITIES AND PARTNERS' CAPITAL

Current liabilities -
    Current installments of long-term debt............    $ 621       $  621
    Accrued expenses..................................      351          189
      Total current liabilities.......................      810          972
Long-term debt, excluding current installments........   20,191       20,038
                                                         ------       ------
       Total liabilities..............................   21,001       21,010

Minority interests in subsidiary......................    1,151        1,206
Commitments and contingencies.........................       -            -
Partners' capital -
    Limited partners' capital.........................    1,679        1,762
    General partner's capital.........................       25           25
    Accumulated other comprehensive loss..............     (268)        (282)
      Total partners' capital.........................    1,519        1,422
                                                        -------       ------
Total liabilities and partners' capital............... $ 23,735      $23,574
                                                       ========      =======




     See accompanying notes to Condensed Consolidated Financial Statements.

                       FFP PARTNERS, L.P., AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                      (In thousands, except per unit data)
                                   (Unaudited)


                                                        March 31,    March 31,
                                                           2001        2000

Revenues -
    Rental income.....................................   $  731       $  768
    Interest and other income.........................      358          304
                                                          -----        -----
      Total revenues..................................    1,089        1,072

Expenses -
    General and administrative expenses...............      126          126
    Depreciation and amortization.....................      305          315
    Interest expense..................................      520          513
                                                          -----        -----
      Total expenses..................................      951          954
                                                          -----        -----

Income before minority interest.......................      138          118

    Minority interest in subsidiary...................      (55)         (47)
                                                          -----        -----

Net income............................................    $  83        $  71
                                                          =====        =====

Net income per unit -
    Basic.............................................    $0.04       $ 0.03
    Diluted...........................................    $0.04       $ 0.03

Weighted average number of units outstanding -
    Basic.............................................    2,272        2,272
    Diluted...........................................    2,273        2,278



     See accompanying notes to Condensed Consolidated Financial Statements.

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED MARCH 31, 2001, AND MARCH 31, 2000
                                 (In thousands)
                                   (Unaudited)


                                                         March 31,    March 31,
                                                           2001         2000

Cash Flows from Operating Activities -
    Net income.........................................    $ 83         $ 71
    Adjustments to reconcile net income to
    cash provided by operating activities -
       Depreciation and amortization...................     305          315
       Gain on sale of property........................     (52)           0
       Increase in marketable securities...............     (71)        (284)
       Minority interest in subsidiary.................      55           47
       Net change in operating assets and liabilities..       9          (86)
                                                           ----         ----
    Net cash provided by operating activities..........     329           63
                                                           ----         ----

Cash Flows from Investing Activities -
    Reduction in direct financing leases...............      14           12
    Advances (to) from affiliate.......................    (264)           9
    Proceeds from sale of property.....................      76            0
    Principal payments received on notes receivable....       4            0
    (Additions) dispositions of property, net..........      (6)          55
                                                           ----         ----
    Net cash provided (used) by investing activities...    (176)          76
                                                           ----         ----

Cash Flows from Financing Activities -
    Repayments on long-term debt.......................    (153)        (139)
                                                           ----         ----
    Net cash used by financing activities..............    (153)        (139)
                                                           ----         ----

Net increase (decrease) in cash........................       0            0

Cash at beginning of period............................       0            0
Cash at end of period..................................    $  0         $  0
                                                          =====         ====

Supplemental Disclosure of Cash Flow Information:
------------------------------------------------

Cash paid for interest                                    $ 520        $ 513




     See accompanying notes to Condensed Consolidated Financial Statements.

                        FFP PARTNERS, L.P. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Basis of Presentation

     These Condensed Consolidated Financial Statements include the assets, liabilities, and results of operations of FFP Partners, L.P., and its 60%-owned subsidiary, FFP Properties, L.P., collectively referred to as the "Partnership."

     The Condensed Consolidated Balance Sheets at March 31, 2001, and December 31, 2000, and the Consolidated Statements of Operations and Condensed
Consolidated Statements of Cash Flows for the periods presented, have been prepared by the Partnership without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Partnership's financial position as of March 31, 2001, and the results of its operations and cash flows for each of the periods presented, have been made. Interim operating results are not necessarily indicative of results for the entire year.

     In December 1997, the Partnership completed a restructuring that resulted in the transfer of the convenience store, retail motor fuel, and other businesses previously operated by it to FFP Marketing Company, Inc. ("FFP Marketing"). In the restructuring, the Partnership retained the real estate used in the retail businesses and leased those properties to FFP Marketing.

     The notes to the audited consolidated financial statements that are included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, include a description of accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the three months ended March 31, 2001, except as discussed below.


2.  Income (Loss) per Unit

     A  reconciliation  of the  denominator  of the basic and diluted net income
(loss) per unit for general partner and limited partner units for the three months ended March 31, 2001, and March 31, 2000, follows:

                                                         2001            2000
                                                             (In thousands)

Weighted average number of units outstanding........     2,272           2,272
Effect of dilutive options..........................         1               6
                                                         -----           -----
Weighted average number of units outstanding
    assuming dilution...............................     2,273           2,278
                                                         =====           =====

     Options to purchase 262,999 units were not included in the computation of diluted net income per unit of the three months ended March 31, 2001 and March 31, 2000. Such options could potentially dilute basic income per unit in the future.


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

     Interest income from trading securities and from available-for-sale securities, including the amortization of premium or accretion of discount arising at acquisition and net of margin interest expense, unrealized gains and losses from trading securities, and realized gains and losses from trading securities and available-for-sale securities were included in net income in the first quarters of 2001 and 2000, respectively, in the following amounts:

                                                              2001        2000
                                                               (In thousands)

Interest income from marketable securities, net.....         $ 69         $ 36
Net unrealized gains from trading securities........            0           38
                                                            -----        -----
     Totals.....................................             $ 69         $ 74
                                                            =====        =====

3.  Comprehensive Net Income

     The components of comprehensive net income for the first quarters of 2001 and 2000 are set forth below:

                                                              2001        2000
                                                               (In thousands)

Net income ...........................................       $ 83         $ 71
Unrealized net gains on available-for-sale securities,
    net of tax .......................................         14            0
                                                            -----         ----
     Comprehensive income.............................       $ 97         $ 71
                                                            =====        =====

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


RESULTS OF OPERATIONS FOR FIRST QUARTER 2001 COMPARED WITH FIRST QUARTER 2000
-----------------------------------------------------------------------------

     Rent income of $731,000 in the first quarter of 2001 represented a 5% decrease, or $37,000, compared to rent income of $768,000 in the first quarter of 2000. Rent income declined because certain properties were sold in 2000.

     Interest and other income of $358,000 in the first quarter of 2001 represented an increase of $54,000 (18%) over interest and other income of $304,000 in the first quarter of 2000. Interest and other income rose as a result of several factors: additional interest was earned in the current quarter on advances to FFP Marketing; a gain of $52,000 was incurred on the sale of one property in the first quarter of 2001, compared to no similar sale in the first quarter of the prior year; and additional interest of $32,000 was earned on investments in marketable securities in the first quarter of 2001. Those improvements were offset in part by no unrealized gains being incurred from trading securities in the first quarter of 2001 compared to unrealized gains on trading securities of $38,000 in the first quarter of the prior year.

     General and administrative expenses for first quarter of 2001 remained constant compared to the same quarter in 2000 at $126,000.

     Interest expense increased to $520,000 in the first quarter of 2001, compared to $513,000 in the first quarter of 2000, a $7,000 (1%) increase. Interest expense increased because of credit enhancement fees paid on the Partnership's long-term debt.


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

     While FFO is one  appropriate  measure of performance of an equity REIT, it
(i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income),
(ii) is not necessarily indicative of cash flow available to fund cash needs, and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Partnership's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Partnership's ability to make distributions or to fund its other operations. The following table presents the determination of FFO for the Partnership for the three-month periods ended March 31, 2001 and 2000:

                                                          March 31,    March 31,
                                                            2001          2000
                                                              (In thousands,
                                                          except per unit data)

Income before minority interests................           $ 138         $ 118
Adjustments -
    (Gain) from sale of property................             (52)            0
    Depreciation and amortization...............             305           315
Funds from operations...........................             391           433
Less - FFO attributable to 40% minority
    interests in subsidiary.....................            (156)         (173)
                                                           -----        ------
Funds from operations attributable to
    the Partnership.............................           $ 235        $  260
                                                           =====        ======
FFO per unit (based on units outstanding
    for diluted income calculations)............           $0.10        $ 0.11
                                                           =====        ======

     Although the Partnership has generated positive FFO, it has not made distributions to unitholders because substantially all of the positive cash flow generated by the Partnership's operations have been utilized to make debt payments to build equity in its properties and to increase its interest-bearing advances to FFP Marketing.

     The terms of Partnership long-term indebtedness provide that the Partnership shall limit distributions to its partners such that, after making any distribution, (a) the Fixed Charge Coverage Ratio for each of the 63 pledged properties secured by that loan (summarized below) shall not be less than 1.30 to 1.00, and (b) the Fixed Charge Coverage Ratio for the Partnership (summarized below) shall not be less than 1.35 to 1.00. In general, the Fixed Charge Coverage Ratio during any period for a pledged store equals the cash flow
(pre-tax income before minority interest, plus depreciation and interest expense) of that store for that period, divided by the amount of debt payments for that store for that period, and the Fixed Charge Coverage Ratio during a period equals the cash flow (pre-tax income before minority interest, plus depreciation and interest expense) of the Partnership for that period, divided by the amount of debt payments of the Partnership for that period. Each Fixed Charge Coverage Ratio is calculated for the 12-month period ending each December
31. Management has not yet determined if or how much of any Partnership distributions will be made to the Partnership's unitholders.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Partnership contracts with FFP Marketing to provide all cash management services on behalf of the Partnership. For that reason, the Partnership does not maintain a bank account. All of the Partnership's cash receipts are received, and all of its disbursements are made, by FFP Marketing on behalf of the Partnership, with the appropriate records being made to account for amounts owed by the Partnership to FFP Marketing, or visa versa. On March 31, 2001 and March 31, 2000, FFP Marketing owed the Partnership $1,671,000 and $881,000, respectively. Such obligation earns interest at the prime rate.

     Assuming no additional properties are acquired or sold, based upon executed real estate leases, in 2001 the Partnership is projected to receive from FFP Marketing $243,000 per month for rent plus $71,000 per month for the direct financing leases, and the Partnership's current debt service requirements in 2000 are fixed at $222,000 per month. Such projected amounts are shown prior to any reduction for the 40% minority interest in the Partnership's subsidiary owned by the Harvison Family. As a result of its forecast of positive cash flow, management believes that the Partnership will be able to meet its obligations for general and administrative expenses from operations.

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

EXHIBITS
--------

         None.

REPORTS ON FORM 8-K
-------------------

     The Partnership did not file any reports on Form 8-K for the quarter covered by this Report on Form 10-Q.



                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  FFP PARTNERS, L.P.
                                  Registrant
                                  By: FFP Real Estate Trust
                                      sole general partner

Date:  May 15, 2001                   By: /s/ Craig T. Scott
                                      --------------------------------------
                                      Craig T. Scott
                                      Vice President - Finance,
                                      Chief Financial Officer and
                                      General Counsel