Form 10-Q
period 2001-06-30
FFP PARTNERS L P
filed 2001-08-14
CIK 811863

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2001, or

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

                                  817/838-4700
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X      No
                                              ------       ------


                             Class A Units 2,234,262
       (Number of limited partner units outstanding as of August 14, 2001)

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2001, AND DECEMBER 31, 2000
                                 (In thousands)
                                   (Unaudited)

                                                    June 30,       December 31,
                                                      2001             2000
                                                   ----------      -----------

                                     ASSETS

Current assets -
  Receivable from affiliate                         $1,847             $1,407
  Investments in stocks and bonds                    1,101                506
  Investment in direct financing leases
     to affiliate, current portion                      53                 53
  Prepaid expenses and other current assets              0                 13
                                                     -----              -----
    Total current assets                             3,001              1,979
Real property -
  Land and improvements                              8,654              8,656
  Buildings                                         20,976             20,992
                                                    ------             ------
    Total real property, excluding depreciation     29,630             29,648
  Accumulated depreciation                         (13,348)           (12,760)
                                                    ------             ------
    Total real property, net                        16,282             16,888
Investment in direct financing leases to
   affiliate, excluding current portion              3,763              3,792
Notes receivable                                        93                100
Other assets, net                                      794                815
                                                    ------             ------
        Total assets                               $23,933            $23,574
                                                   =======            =======

                        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities -
    Current installments of long-term debt            $621               $621
    Accrued expenses                                   576                189
                                                    ------             ------
       Total current liabilities                     1,197                810
Long-term debt, excluding current installments      19,887             20,191
                                                    ------             ------
       Total liabilities                            20,084             21,001
Minority interests in subsidiary                     1,247              1,151
Commitments and contingencies                           -                  -
Partners' capital -
   Limited partners' capital                         1,822              1,679
   General partner's capital                            26                 25
   Accumulated other comprehensive loss               (246)              (282)
                                                    ------             ------
   Total partners' capital                           1,602              1,422
                                                    ------             ------
        Total liabilities and partners' capital    $23,933            $23,574
                                                   =======            =======

     See accompanying notes to Condensed Consolidated Financial Statements.

                       FFP PARTNERS, L.P., AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                      (In thousands, except per unit data)
                                   (Unaudited)


                                       Three Months Ended      Six Months Ended
                                       June 30,   June 30,    June 30,  June 30,
                                         2001       2000        2001      2000
                                       -------    -------     -------    ------

Revenues -
   Rental income                        $735       $750       $1,466    $1,518
   Gain on sale of property                0        389           52       389
   Interest and other income             320        126          626       430
                                       -----      -----        -----     -----
     Total revenues                    1,055      1,265        2,144     2,337

Expenses -
   General and administrative expenses   123        132          249       258
   Depreciation and amortization         305        328          610       632
   Interest expense                      525        503        1,045     1,028
                                       -----      -----        -----     -----
     Total expenses                      953        963        1,904     1,918

Net income before minority interest      102        302          240       419

      Minority interest in subsidiary    (41)      (121)         (96)     (168)
                                       -----      -----        -----     -----
Net income                               $61       $181         $144      $251
                                       =====      =====        =====     =====


Net income per unit -

   Basic                               $0.03      $0.08        $0.06     $0.11
   Diluted                             $0.03      $0.08        $0.06     $0.11


Weighted average number of units outstanding -

   Basic                               2,272      2,272        2,272     2,272
   Diluted                             2,274      2,279        2,273     2,279


     See accompanying notes to Condensed Consolidated Financial Statements.

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 2001, AND JUNE 30, 2000
                                 (In thousands)
                                   (Unaudited)


                                                             Six Months Ended
                                                           --------------------
                                                           June 30,    June 30,
                                                            2001         2000
                                                           -------     --------

Cash Flows from Operating Activities -
   Net income                                              $144          $251
   Adjustments to reconcile net income to cash
      provided by operating activities -
         Depreciation and amortization                      610           632
         Increase in accrued discount and interest
            income from marketable securities              (107)         (213)
         Minority interest in subsidiary                     96           168
         Gain on sale of property                           (52)            0
         Net change in operating assets and liabilities      (1)         (132)
                                                           -----         -----
   Net cash provided by operating activities                690           706
                                                           -----         -----

Cash Flows from Investing Activities -
   Advances to affiliate                                   (440)         (476)
   Reduction in direct financing leases to affiliate         29            25
   Proceeds from sale of property                            76             0
   Purchase of available-for-sale securities                (51)            0
   Principal payments received on notes receivable            7             0
   (Purchases) dispositions of property, net                 (7)           22
                                                           -----         -----
   Net cash used by investing activities                   (386)         (429)
                                                           -----         -----

Cash Flows from Financing Activities -
   Repayment of principal on long-term debt                (304)         (277)
                                                           -----         -----
   Net cash used by financing activities                   (304)         (277)
                                                           -----         -----

Net increase (decrease) in cash                              $0            $0

Cash at beginning of period                                  $0            $0
                                                           -----         -----
Cash at end of period                                        $0            $0
                                                           =====         =====


     See accompanying notes to Condensed Consolidated Financial Statements.

                        FFP PARTNERS, L.P. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


1.  Basis of Presentation

     These Condensed Consolidated Financial Statements include the assets, liabilities, and results of operations of FFP Partners, L.P., and its 60%-owned subsidiary, FFP Properties, L.P., collectively referred to as the "Partnership."

     The Condensed Consolidated Balance Sheet as of June 30, 2001, and the Condensed Consolidated Statements of Income and Condensed Consolidated
Statements of Cash Flows for the periods presented have been prepared by the Partnership without audit. In the opinion of management, all adjustments have been made and consist only of normal, recurring adjustments necessary to fairly present the Partnership's financial position as of June 30, 2001, and the results of its operations and cash flows for each of the periods presented. Interim operating results are not necessarily indicative of results for the entire year.

     In December 1997, the Partnership completed an organizational restructuring in which it transferred all of its former operating businesses (convenience stores, truck stops, money order business, wholesale fuel sales, et al.) to FFP Marketing Company, Inc. ("FFP Marketing") and retained the improved real estate used in the transferred retail businesses. At that time, the Partnership entered into long-term real estate leases with FFP Marketing covering real properties retained by the Partnership.

     The notes to the audited consolidated financial statements that are included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, include a description of accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the six months ended June 30, 2001, except as discussed below.


2.  Income per Unit

     A reconciliation of the denominator of the basic and diluted income per unit for general partner and limited partner units for the three and six months ended June 30, 2001, and June 30, 2000, follows:

                                       Three Months Ended      Six Months Ended
                                       June 30,   June 30,     June 30, June 30,
                                         2001       2000         2001     2000
                                       ------     ------        ------   ------
                                                    (In thousands)

Weighted average number of
   units outstanding                    2,272      2,272        2,272     2,272
Effect of dilutive options                  2          7            1         7
                                        -----      -----        -----     -----
Weighted average number of units
   outstanding, assuming dilution       2,274      2,279        2,273     2,279
                                        =====      =====        =====     =====

     Options to purchase 312,999 units were not included in the computation of diluted net income per unit for the three and six months ended June 30, 2001, and June 30, 2000, because to do so would have been anti-dilutive. Such options could potentially dilute basic net income per unit in the future.


3.   Investments in Marketable Securities

     Since October 1, 2000, the Partnership has classified all of its marketable securities as "available-for-sale securities". Prior to that time, the Partnership had classified all of its marketable securities as "trading securities". Trading securities are securities that are bought and held principally for the purpose of resale in the near term. Effective October 1, 2000, the Partnership changed its intention in holding its marketable securities to a longer term outlook and classified all of its marketable securities as "available-for-sale" securities.

     Under FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities", net unrealized and realized gains and losses from trading securities are included in earnings of a company, while net unrealized gains and losses from available-for-sale securities are included in the calculation of "comprehensive net income" in the equity accounts of the company, instead of in its earnings. Dividend and interest income from both trading securities and available-for-sale securities, including the amortization of any premium and discount arising at acquisition of bond investments, are also included in earnings.

4.   Interest and Other Income

     Interest and other income for the three and six months ended June 30, 2001 and June 30, 2000 is summarized as follows:

                                       Three Months Ended      Six Months Ended
                                       June 30,   June 30,     June 30, June 30,
                                         2001       2000         2001     2000
                                       ------     ------        ------   ------
                                                    (In thousands)

Interest income from direct
    financing leases from affiliate      $198       $201         $397      $402
Interest income from advances to
    affiliate                              31         21           65        42
Interest income from notes receivable       1          3            3         7
Interest income from marketable
    securities, net of margin interest     54         41           97        61
Bond discount accretion                    36         29           64        50
Unrealized losses from trading securities   0       (169)           0       (97)
Realized losses on marketable securities    0          0            0       (35)
                                          ---       ----          ---      ----
   Total interest and other income       $320       $126         $626      $430
                                         ====       ====         ====      ====


5.       Comprehensive Net Income

     Comprehensive net income for the three and six months ended June 30, 2001 and June 30, 2000, was comprised of the following:

                                       Three Months Ended      Six Months Ended
                                       June 30,   June 30,     June 30, June 30,
                                         2001       2000         2001     2000
                                       ------     ------        ------   ------
                                                    (In thousands)

Net income                                $61       $181         $144      $251
Unrealized net gains on available-
     for-sale securities                   21          0           36         0
                                         ----       ----         ----      ----
Comprehensive net income                  $82       $181         $180      $251
                                         ====       ====         ====      ====

                               FFP PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

     FFP Partners, L.P. (the "Partnership") restructured its operations in December 1997 by transferring all of its former operating businesses (convenience stores, truck stops, money order business, wholesale fuel sales, et al.) to FFP Marketing Company, Inc. ("FFP Marketing"). In the restructuring, the Partnership retained the real estate formerly used in its retail businesses and now leases those properties to FFP Marketing under long-term leases.

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


Results of Operations

     Rent income of $735,000 in the second quarter of 2001 represented a decline of 2%, or $15,000, compared to rent income of $750,000 in the second quarter of 2000. In the first half of 2001, rent income of $1,466,000 showed a 3% decrease compared to rent income of $1,518,000 in the first half of 2000. The slight decline in rent income resulted in both comparative periods as a consequence of selling a few properties in the second half of 2000 and the first half of 2001.

     Because no properties were sold in the second quarter of 2001, gain on sale of properties in that quarter declined by $389,000, or 100%, compared to the corresponding quarter of 2000. Gain on sale of properties decreased by 87% in the first half of 2001, compared to the first half of 2000, as fewer property sales were made in the first half of 2001 than had been made in the corresponding period of 2000.

     Interest and other income in the second quarter and first half of 2001 was $320,000 and $626,000, respectively. These amounts reflected 154% and 46% increases, respectively, compared to interest and other income in the corresponding periods of 2000. The second quarter and year-to-date differences resulted principally from no unrealized losses on trading securities being incurred in the second quarter and first half of 2001, compared to unrealized losses on trading securities of $169,000 and $97,000 having been incurred in the second quarter and first half of 2000, respectively.

     General and administrative expense in the second quarter of 2001 was $123,000, reflecting a 7% decrease from general and administrative expense in the second quarter of 2000 of $132,000. General and administrative expense in the first half of 2001 was $249,000, constituting a 3% decrease compared to general and administrative expense in the first half of 2000 of $258,000. Reduced professional fees and environmental protection expenses caused this decline.

     Depreciation and amortization expense decreased both the second quarter and first half of 2001 to $305,000 and $610,000, respectively, representing 7% and 3% decreases, respectively, compared to depreciation and amortization expense of $328,000 in the second quarter of 2000 and $632,000 in the first half of 2000. These decreases were primarily attributable to a slightly reduced number of depreciable properties after the sale of a few properties in 2000 and 2001.

     Interest expense in the second quarter of 2001 was $525,000, compared to $503,000 in the second quarter of 2000, a 4% increase. Likewise, interest expense rose to $1,045,000 in the first half of 2001, compared to $1,028,000 for the first half of the prior year, a 2% increase. Interest expense increased principally because credit enhancement fees of $8,000 per month were incurred on the Partnership's long-term debt.

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

     While FFO is one  appropriate  measure of performance of an equity REIT, it
(i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income),
(ii) is not necessarily indicative of cash flow available to fund cash needs, and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Partnership's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Partnership's ability to make distributions or to fund its other operations. The following table presents the determination of FFO for the Partnership for the three and six months ended June 30, 2001 and 2000:

                                       Three Months Ended      Six Months Ended
                                       June 30,   June 30,     June 30, June 30,
                                         2001       2000         2001     2000
                                       ------     ------        ------   ------
                                           (In thousands, except per unit data)

Net income before minority interests     $102       $302         $240      $419
Adjustments -
    (Gain) on sale of property              0       (389)         (52)     (389)
    Depreciation and amortization         305        328          610       632
                                         ----       ----         ----      ----
Funds from operations ("FFO")             407        241          798       662

Less - FFO attributable to minority
    interests in subsidiary               163         96          319       265
                                         ----       ----         ----      ----
FFO attributable to the Partnership      $244       $145         $479      $397
                                         ====       ====         ====     =====

FFO per unit (based on units
   outstanding for diluted net income
   per unit calculations)               $0.11      $0.06        $0.21     $0.17
                                        =====      =====        =====     =====


     Although the Partnership has generated positive FFO, it has not made distributions to unitholders because substantially all cash generated from the Partnership's operations has been utilized to make debt payments to build equity in its properties, invest in marketable securities, and increase its interest-bearing advances to FFP Marketing.

     The terms of the Partnership's long-term financing provide that the Partnership shall limit distributions to its partners such that, after making any such distribution: (a) the Fixed Charge Coverage Ratio for each of the 63 pledged properties secured by that loan (summarized below) shall not be less than 1.30 to 1.00, and (b) the Fixed Charge Coverage Ratio for the Partnership (summarized below) shall be less than 1.35 to 1.00. In general, the Fixed Charge Coverage Ratio during any period for a pledged store equals the cash flow
(pre-tax income before minority interest, plus depreciation and interest expense) of that store for that period, divided by the amount of debt payments for that store for that period. Likewise, the Fixed Charge Coverage Ratio during a period equals the cash flow (pre-tax income before minority interest, plus depreciation and interest expense) of the Partnership for that period, divided by the amount of debt payments of the Partnership for that period. Each Fixed Charge Coverage Ratio is calculated for the 12-month period ending each December
31. Management has not yet determined if, or how much of, any Partnership distributions will be made to the Partnership's unitholders.


Liquidity and Capital Resources

     The Partnership does not maintain a bank account because it has contracted with FFP Marketing to provide all cash management services on behalf of the Partnership. For that reason, all of the Partnership's cash receipts are received, and all of its disbursements are made, by FFP Marketing on behalf of the Partnership, with the appropriate records being made to account for amounts owed by FFP Marketing to the Partnership, or visa versa. On June 30, 2001, FFP Marketing owed $1,847,000 to the Partnership; whereas the Partnership owed FFP Marketing $1,368,000 on June 30, 2000. Such obligations bear interest at the prime rate.

     Assuming no additional properties are acquired or sold by the Partnership and based upon executed real estate leases, management projects that the Partnership will receive rental income in 2001 in the amount of $243,000 per month from FFP Marketing, plus $71,000 per month from its direct financing leases with FFP Marketing, while the Partnership's current debt service requirements in 2001 are fixed at $222,000 per month. All such projected amounts are shown prior to any reduction for the 40% minority interest in the Partnership's subsidiary owned by the Harvison Family. As a result of its forecast of positive cash flow, management believes that the Partnership will be able to meet its obligations for general and administrative expenses from operations.

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


                                OTHER INFORMATION

New Directors and Audit Committee Members

     On June 13, 2001, E. Michael Gregory and Garland R. McDonald were added to the Board of Trustees of FFP Real Estate Trust, a Texas real estate investment trust serving as the sole general partner of the Partnership. The Board of Trustees then voted to add Messrs. Gregory and McDonald to the Partnership's Audit Committee. In addition, Joseph F. Leonardo continues to serve on the Audit Committee. Biographical information about Messrs. Gregory and McDonald follows:

     E. Michael Gregory is the founder and President of Gregory Consulting, Inc., an engineering and consulting firm that is involved in the development of products related to the distribution and storage of petroleum products and of computer software for a variety of purposes, including work on such products and software for the Company. Prior to founding Gregory Consulting in 1988, Mr. Gregory was the Chief Electronic Engineer for Tidel Systems, a division of The Southland Corporation, where he was responsible for new product concept development and was involved in projects involving the monitoring of fuel levels in underground storage tanks. Mr. Gregory previously served as a member of the Board of Directors of FFP Marketing Company, Inc. and its predecessor from September 1995 until his resignation in June 2001. He is a Registered Professional Engineer in Texas.

     Garland R. McDonald was a founder of Hi-Lo Distributors, Inc., and Gas-Go, Inc., two of the companies from which FFP Marketing initially acquired its retail outlets in May 1987. He has been actively involved in the convenience store and retail gasoline businesses since 1967. Mr. McDonald has been employed by FFP Marketing to oversee and direct a variety of special projects since 1990. He also served as a director of that company and the general partner of its predecessor from May 1987 to May 1989 and from January 1990 to June 2001. He also served as a Vice President of the general partner of that company's predecessor from May 1987 to October 1987. Although not "independent" for purposes of the rules and regulations of the American Stock Exchange, the Board of Trustees determined that Mr. McDonald possesses certain experience and qualifications appropriate for service on the Audit Committee and that, by virtue of his personal interest in the success of the Partnership, his knowledge of the primary tenant of the Partnership, and his knowledge of the real estate and convenience store industries, he would be a valuable member of the Audit Committee and would provide an objective review of the functions and reports of the Partnership's independent auditors.


                        EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     None.


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

                                             FFP PARTNERS, L.P.
                                             Registrant
                                             By: FFP Real Estate Trust
                                                 sole general partner


Date:  August 14, 2001                       By: /s/ Craig T. Scott
                                             ----------------------------
                                             Craig T. Scott
                                             Vice President - Finance,
                                             Chief Financial Officer and
                                             General Counsel