Form 10-Q
period 2001-09-30
FFP PARTNERS L P
filed 2001-11-14
CIK 811863

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

--------------------------------------------------------------------------------


|X| Quarterly report pursuant to Section 13  or 15(d) of the Securities Exchange
    Act of 1934

        For the quarterly period ended September 30, 2001, or

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ X ___ No __________


                             Class A Units 2,234,262
      (Number of limited partner units outstanding as of November 14, 2001)

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001, AND DECEMBER 31, 2000
                                   (Unaudited)

                                                September 30,       December 31,
                                                     2001               2000
                                                -------------      ------------
                                                          (In thousands)

                          ASSETS

Current assets -
   Receivable from affiliate                          $2,138             $1,407
   Investments in stocks and bonds                     1,119                506
   Investment in direct financing leases
      to affiliate, current portion                       53                 53
   Prepaid expenses and other current assets               0                 13
                                                      ------             ------
           Total current assets                        3,310              1,979
Real property -
   Land and improvements                               8,654              8,656
   Buildings                                          20,987             20,992
                                                      ------             ------
       Total real property, excluding depreciation    29,641             29,648
   Accumulated depreciation                          (13,642)           (12,760)
                                                      ------             ------
       Total real property, net                       15,999             16,888
Investment in direct financing leases to
   affiliate, excluding current portion                3,746              3,792
Notes receivable                                          16                100
Other assets, net                                        783                815
                                                     -------            -------
      Total assets                                   $23,854            $23,574
                                                     =======            =======

         LIABILITIES AND PARTNERS' CAPITAL

Current liabilities -
   Current installments of long-term debt               $621               $621
   Margin account                                        399                  0
   Accrued expenses                                      203                189
                                                      ------             ------
      Total current liabilities                        1,223                810
Long-term debt, excluding current installments        19,730             20,191
                                                      ------             ------
      Total liabilities                               20,953             21,001
Minority interests in subsidiary                       1,301              1,151
Commitments and contingencies                             -                  -
Partners' capital -
   Limited partners' capital                           1,903              1,679
   General partner's capital                              27                 25
   Accumulated other comprehensive loss                 (330)              (282)
                                                     -------             ------
   Total partners' capital                             1,600              1,422
                                                     -------            -------
      Total liabilities and partners' capital        $23,854            $23,574
                                                     =======            =======



     See accompanying notes to Condensed Consolidated Financial Statements.

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                        Three Months Ended   Nine Months Ended
                                        -------------------  ------------------
                                        Sept. 30, Sept. 30,  Sept. 30, Sept. 30,
                                           2001     2000       2001      2000
                                        ---------  --------  --------- --------
                                          (In thousands, except per unit data)

Revenues -
  Rental income                            $733      $740     $2,200     $2,258
  Gain on sale of property                    0        30         51        419
  Interest and other income                 346       180        972        610
                                          -----     -----      -----      -----
    Total revenues                        1,079       950      3,223      3,287

Expenses -
  General and administrative expenses       115       169        365        427
  Depreciation and amortization             305       315        915        947
  Interest expense                          523       511      1,567      1,539
                                          -----     -----      -----      -----
    Total expenses                          943       995      2,847      2,913
                                          -----     -----      -----      -----
Income (loss) before minority interest      136       (45)       376        374
    Minority interest in subsidiary         (54)       18       (150)      (150)
                                          -----     -----      -----      -----
Net income (loss)                           $82      $(27)      $226       $224
                                          =====     =====      =====      =====


Net income (loss) per unit -
  Basic                                   $0.04    $(0.01)     $0.10      $0.10
  Diluted                                 $0.04    $(0.01)     $0.10      $0.10

Weighted average number of units outstanding -
  Basic                                   2,272     2,272      2,272      2,272
  Diluted                                 2,274     2,272      2,273      2,278





     See accompanying notes to Condensed Consolidated Financial Statements.

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)



                                                             Accumulated
                                                               Other
                                         Limited   General   Comprehensive
                                        Partners   Partner     Loss       Total
                                        --------   -------  ------------- -----
                                                     (In thousands)

Balance, December 31, 2000                $1,679      $25     $(282)     $1,422
  Net income                                 224        2         0         226
  Unrealized loss on marketable securities                      (48)        (48)
                                                                         ------
  Comprehensive income                                                      178
                                          ------   ------    ------      ------
Balance, September 30, 2001               $1,903      $27     $(330)     $1,600
                                          ======   ======    ======      ======





     See accompanying notes to Condensed Consolidated Financial Statements.

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                        Nine Months Ended
                                                -------------------------------
                                                    September 30,  September 30,
                                                        2001            2000
                                                 ----------------  ------------
                                                          (In thousands)

Cash Flows from Operating Activities -
  Net income                                               $226           $224
  Adjustments to reconcile net income to cash
  provided by operating activities -
     Depreciation and amortization                          915            947
     Non-cash (income) loss from
        marketable securities                              (275)           165
     Minority interest in subsidiary                        150            150
     Gain on sale of property                               (51)          (419)
     Net change in operating assets and liabilities          39           (238)
                                                         ------         ------
     Net cash provided by operating activities            1,004            829
                                                         ------         ------

Cash Flows from Investing Activities -
  Advances to affiliate                                    (731)          (346)
  Reduction in direct financing leases to affiliate          46             38
  Proceeds from sale of property                             76              0
  Purchase of available-for-sale securities                   0           (810)
  Principal payments received on notes receivable            84              0
  (Purchases) dispositions of property, net                 (18)           707
                                                         ------         ------
     Net cash used by investing activities                 (543)          (411)
                                                         ------         ------

Cash Flows from Financing Activities -
  Repayment of principal on long-term debt                 (461)          (418)
                                                         ------         ------
     Net cash used by financing activities                 (461)          (418)
                                                         ------         ------
Net increase (decrease) in cash                               0              0

Cash at beginning of period                                   0              0
                                                         ------         ------
Cash at end of period                                        $0             $0
                                                         ======         ======


     See accompanying notes to Condensed Consolidated Financial Statements.

                        FFP PARTNERS, L.P. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)


1.  Basis of Presentation

     These Condensed Consolidated Financial Statements include the assets, liabilities, and results of operations of FFP Partners, L.P., and its 60%-owned subsidiary, FFP Properties, L.P., collectively referred to as the "Partnership."

     The Condensed Consolidated Balance Sheet as of September 30, 2001, and the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for the periods presented have been prepared by the Partnership without audit. In the opinion of management, all adjustments have been made and consist only of normal, recurring adjustments necessary to fairly present the Partnership's financial position as of September 30, 2001, and the results of its operations and cash flows for each of the periods presented. Interim operating results are not necessarily indicative of results for the entire year.

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

     The notes to the audited consolidated financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, include a description of accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the nine months ended September 30, 2001, except as discussed below.


2.  Income(loss) per Unit

     A reconciliation of the denominator of the basic and diluted income (loss) per unit for general partner and limited partner units for the three and nine months ended September 30, 2001, and September 30, 2000, follows:

                                       Three Months Ended     Nine Months Ended
                                      --------------------  --------------------
                                      Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                                        2001        2000       2001      2000
                                      ---------  ---------  ---------  ---------
                                                (In thousands)

Weighted average number of
  units outstanding                     2,272       2,272      2,272      2,272
Effect of dilutive options                  2           0          1          6
                                        -----       -----      -----      -----
Weighted average number of
  units outstanding assuming
  dilution                              2,274       2,272      2,273      2,278
                                        =====       =====      =====      =====

     Options to purchase 262,999 units and 312,999 units were not included in the computation of diluted net income per unit for the three and nine months ended September 30, 2001, respectively, and 262,999 units for each of the three and nine months ended September 30, 2000, because to do so would have been anti-dilutive. Such options could potentially dilute basic net income per unit in the future.


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

     Under FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities", net unrealized and realized gains and losses from trading securities are included in earnings of a company, while net unrealized gains and losses from available-for-sale securities are included in the calculation of "comprehensive income" in the equity accounts of the company, instead of in its earnings. Dividend and interest income from both trading securities and available-for-sale securities, including the amortization of any premium and discount arising at acquisition of bond investments, are also included in earnings.

4.   Interest and Other Income

     Interest and other income for the three and nine months ended September 30, 2001 and September 30, 2000 is summarized as follows:

                                       Three Months Ended     Nine Months Ended
                                      --------------------  --------------------
                                      Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                                        2001        2000       2001      2000
                                      ---------  ---------  ---------  ---------
                                                (In thousands)

Interest income from direct
  financing leases from affiliate         $197       $200       $594       $602
Interest income from advances to
  affiliate                                 32         36         97         76
Interest income from notes receivable        3          2          7          9
Interest income from marketable
  securities, net of margin interest        62         25        159         88
Bond discount accretion                     52         25        115         75
Unrealized losses from trading securities    0       (108)         0       (205)
Realized losses on marketable securities     0          0          0        (35)
                                         -----      -----      -----      -----
  Total interest and other income         $346       $180       $972       $610
                                         =====      =====      =====      =====

5.       Comprehensive Income (Loss)

     Comprehensive income (loss) for the three and nine months ended September 30, 2001 and September 30, 2000, was comprised of the following:

                                       Three Months Ended     Nine Months Ended
                                      --------------------  --------------------
                                      Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                                        2001        2000       2001      2000
                                      ---------  ---------  ---------  ---------
                                                (In thousands)

Net income (loss)                          $82       $(27)      $226       $224
Unrealized net losses on available-
     for-sale securities                   (84)         0        (48)         0
                                         -----      -----      -----      -----
Comprehensive income (loss)                $(2)      $(27)      $178       $224
                                         =====      =====      =====      =====


6.       New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations." This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination completed after June 30, 2001. The Partnership does not expect SFAS 141 to have a material effect on the Partnership's financial position or results of operations.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Intangible Assets." This standard revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Partnership does not expect SFAS 142 to have a material effect on the Partnership's financial position or results of operations.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 modifies existing standards for reporting the impairment of long-lived assets and the accounting and reporting for discontinued operations. As required, the Partnership will adopt SFAS 144 in the first quarter of 2002 but does not expect SFAS 144 to have a material effect on the Partnership's financial position or results of operations.

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

     The Partnership is currently investigating the feasibility of investing in a real estate limited partnership with a third party to develop residential real estate in Austin, Texas. No contractual agreement has yet been reached, and no assurance can be given as to the final structure of that investment or the financial effects of such investment upon the Partnership.

Results of Operations
---------------------

     Rent income of $733,000 in the third quarter of 2001 represented a decline of 1%, or $7,000, compared to rent income of $740,000 in the third quarter of 2000. In the first nine months of 2001, rent income of $2,200,000 showed a 3% decrease compared to rent income of $2,258,000 in the first nine months of 2000. The slight decline in rent income resulted in both comparative periods as a consequence of selling a few properties in the year 2000 and the first three quarters of 2001.

     Because no gains were recognized in the third quarter of 2001, gain on sale of properties in that quarter declined by $30,000, or 100%, compared to the corresponding quarter of 2000. Gain on sale of properties decreased by 88% in the first nine months of 2001, compared to the same period of 2000, as fewer property sales were made in the first three quarters of 2001 than had been made in the corresponding period of 2000.

     Interest and other income in the third quarter and first nine months of 2001 was $346,000 and $972,000, respectively. These amounts reflected 92% and 59% increases, respectively, compared to interest and other income in the corresponding periods of 2000. The third quarter and year-to-date differences resulted principally from no unrealized losses on trading securities being incurred in the third quarter and first nine months of 2001, compared to unrealized losses on trading securities of $108,000 and $205,000 having been incurred in the third quarter and first nine months of 2000, respectively.

     General and administrative expense in the third quarter of 2001 was $115,000, reflecting a 32% decrease from general and administrative expense in the third quarter of 2000 of $169,000. General and administrative expense in the first nine months of 2001 was $365,000, constituting a 15% decrease compared to general and administrative expense in the same period 2000 of $427,000. Reduced professional fees and reduced bad debt expenses caused this decline.

     Depreciation and amortization expense decreased both the third quarter and first nine months of 2001 to $305,000 and $915,000, respectively, representing 3% and 3% decreases, respectively, compared to depreciation and amortization expense of $315,000 in the third quarter of 2000 and $947,000 in the first nine months of 2000. These decreases were primarily attributable to a slightly reduced number of depreciable properties after the sale of properties in 2001 and 2000.

     Interest expense in the third quarter of 2001 was $523,000, compared to $511,000 in the third quarter of 2000, a 2% increase. Likewise, interest expense rose to $1,567,000 in the first nine months of 2001, compared to $1,539,000 for the first nine months of the prior year, a 2% increase. Although interest expense was reduced slightly as debt was paid down, monthly credit enhancement fees of $8,000 on the Partnership's long-term debt offset this decrease.

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

     While FFO is one  appropriate  measure of performance of an equity REIT, it
(i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income),
(ii) is not necessarily indicative of cash flow available to fund cash needs, and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Partnership's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Partnership's ability to make distributions or to fund its other operations. The following table presents the determination of FFO for the Partnership for the three and nine months ended September 30, 2001 and 2000:

                                        Three Months Ended    Nine Months Ended
                                      --------------------  --------------------
                                      Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                                        2001        2000       2001      2000
                                      ---------  ---------  ---------  ---------
                                           (In thousands, except per unit data)

Net income (loss) before
   minority interests                    $136       $(45)       $376       $374
Adjustments -
  (Gain) on sale of property                0        (30)        (51)      (419)
  Unrealized loss on trading
      securities                            0        108           0        205
  Realized losses on marketable
      securities                            0          0           0         35
  Depreciation and amortization           305        315         915        947
                                        -----      -----       -----      -----
Funds from operations ("FFO")             441        348       1,240      1,142

Less - FFO attributable to minority
  interests in subsidiary                 176        139         496        457
                                        -----       ----       -----      -----
FFO attributable to the Partnership      $265       $209        $744       $685
                                        =====      =====       =====     ======
FFO per unit (based on units
  outstanding for diluted net
  income (loss) per unit
  calculations)                         $0.11      $0.09       $0.33      $0.30
                                        =====      =====       =====     ======

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

Liquidity and Capital Resources
-------------------------------

     The Partnership does not maintain a bank account because it has contracted with FFP Marketing to provide all cash management services on behalf of the Partnership. For that reason, all of the Partnership's cash receipts are received, and all of its disbursements are made, by FFP Marketing on behalf of the Partnership, with the appropriate records being made to account for amounts owed by FFP Marketing to the Partnership, or visa versa. On September 30, 2001, FFP Marketing owed $2,138,000 to the Partnership, compared to $1,238,000 on September 30, 2000. Such obligations bear interest at the prime rate.

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


                              FFP PARTNERS, L.P.
                              Registrant
                              By:   FFP Real Estate Trust
                                    sole general partner

Date:  November 14, 2001            By:  /s/ Craig T. Scott
                                         -----------------------------------
                                         Craig T. Scott
                                         Vice President - Finance,
                                         Chief Financial Officer and
                                         General Counsel