Form 10-K
period 2001-12-31
FFP PARTNERS L P
filed 2002-04-12
CIK 811863

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended December 31, 2001, or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ X ____ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ____ ]

The aggregate market value of Class A Units held by non-affiliates of the registrant at March 1, 2002, was $1,653,000. For purposes of this computation, all officers, directors, and beneficial owners of 10% or more of the Class A Units of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and beneficial owners are affiliates.

                             Class A Units 2,234,262
                (Number of units outstanding as of March 1, 2002)

                                      INDEX

                                                                           Page

Part I
 Item 1.  Business                                                           1
 Item 2.  Properties                                                         5
 Item 3.  Legal Proceedings                                                  8
 Item 4.  Submission of Matters to a Vote of Security Holders                8

Part II
 Item 5.  Market for the Registrant's Units and Related
             Security Holder Matters                                         9
 Item 6.  Selected Financial and Operating Data                             10
 Item 7.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  11
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk        19
 Item 8.  Financial Statements and Supplementary Data                       19
 Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                            20

Part III
 Item 10. Directors and Executive Officers of the Registrant                20
 Item 11. Executive Compensation                                            22
 Item 12. Security Ownership of Certain Beneficial Owners and Management    24
 Item 13. Certain Relationships and Related Transactions                    25

Part IV
 Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K 27

Signature                                                                   28

                                     PART I

Item 1.  BUSINESS.

General Background
------------------

     FFP Partners, L.P. (the "Partnership") is a Delaware limited partnership whose sole general partner is FFP Real Estate Trust. The Partnership's Class A Units of limited partnership interest ("Limited Partner Units") are listed for trading on the American Stock Exchange. The trading symbol for Limited Partner Units is "FFP". The Partnership has no limited partnership interests other than the Limited Partner Units. {See Item 5. Market for the Registrant's Units and Related Security Holder Matters.}

     FFP Real Estate Trust, a Texas real estate investment trust, has served as the Partnership's sole general partner since a restructuring of the Partnership motivated by Federal income tax considerations was completed on December 28, 1997 (the "December 1997 restructuring"). FFP Real Estate Trust is wholly owned by FFP Partners Management Company, Inc. ("FFPMC"). John H. Harvison, the Chairman and Chief Executive Officer of FFP Real Estate Trust, members of his family, and corporations, partnerships, trusts, or other business entities affiliated with him or his family members (collectively, the "Harvison Family") own all of the issued and outstanding shares of FFPMC.

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

     In the December 1997 restructuring, the Partnership (a) retained the real estate (land and buildings) previously used in its retail and wholesale operations, and (b) transferred its convenience stores, truck stops, other retail motor fuel outlets, and other businesses to FFP Marketing Company, Inc. ("FFP Marketing") in exchange for all the common stock of FFP Marketing. The common stock of FFP Marketing was then distributed to the partners of the Partnership such that the Partnership's limited partners at that time received one share of common stock for each Limited Partner Unit and the Partnership's general partner at that time received common stock in a percentage equal to its former ownership percentage. Since that time, FFP Marketing's common stock has been listed for trading on the American Stock Exchange (trading symbol "FMM").

     The real estate (comprised of land and buildings) retained by the Partnership in the December 1997 restructuring was then contributed at that time to FFP Properties, L.P. ("FFP Properties"), a Texas limited partnership formed at that time, in exchange for the general partnership interest in FFP Properties. As a result, the Partnership serves as the general partner, and owns 60%, of FFP Properties, which in turn owns the land and buildings. The limited partnership interests in the Partnership that were previously held by the Harvison Family were exchanged for economically equivalent limited partnership interests in FFP Properties. As a result, the Harvison Family owns a 40% limited partnership interest in FFP Properties.

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

     The Partnership maintains its principal executive offices at 2801 Glenda Avenue, Fort Worth, Texas 76117. The Partnership's telephone number is (817) 838-4700, and its Internet web site address is www.ffplp.com.

     The Partnership intends to pursue the following business strategy:

     1. own its current portfolio of improved real properties,
     2. collect rental income from those properties,
     3. build equity in the properties through debt retirement and appreciation, and
     4. where acceptable deal terms, occupancy and financing are available, expand its real estate holdings through the acquisition or development of other real estate properties.

     On December 17, 2001, FFP Properties acquired a 50% limited partnership interest in Brookside Villas, Ltd. Villas ("Brookside Villas"), a newly formed Texas real estate limited partnership. Brookside Villas was formed to purchase 35 developed lots on five acres, more or less, in Austin, Texas and to build and sell single-family homes on those lots. The sole general partner of Brookside is Admiral Construction, Inc., a Texas corporation owned by T. David Young, an experienced homebuilder in Austin, Texas. On December 17, 2001, Brookside Villas purchased that land and began its marketing activities there. At March 20, 2002, Brookside Villas had entered into contracts to build and sell its first four houses on that land. Sales prices on those contracts ranged from $160,000 to $190,000. On that date, the Partnership was also involved in negotiations with Admiral Construction, Inc. regarding the formation of two additional limited partnerships to purchase and develop other tracts of land in Austin, Texas and to build and sell homes on those tracts.

     The Partnership may make additional limited partnership investments in other residential or commercial real estate projects in Austin, Texas with Admiral Construction, Inc. or in other locales or with other parties, but no assurance can be given that such investments will be made or be profitable. In addition, the Partnership may acquire additional retail sites that could be leased to FFP Marketing for convenience stores, truck stops, fast-food restaurants, and other retail outlets. Any additional real estate acquired by the Partnership may be used for other purposes, however, and may be leased to other tenants.

     The Partnership does not currently intend to convert itself into a real estate investment trust but may do so at some time in the future. If the Partnership decides to convert into a real estate investment trust, two scenarios are possible. One would be with a conversion through a "merger" and the other would be undertaken through an "exchange". In either case, if undertaken, the holders of the Limited Partnership Units would receive shares of FFP Real Estate Trust in place of their limited partnership units of the Partnership, and the FFP Real Estate Trust shares would be listed on a securities exchange.

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

Competition
-----------

     Numerous parties with greater financial resources than the Partnership compete with the Partnership in acquiring and owning real estate. These parties may be able to accept more or less risk than the Partnership is willing to undertake. Competition will affect the bargaining power of property owners who sell, buy or lease their properties, may reduce the number of suitable investment opportunities available to the Partnership, and may decrease the yield achievable on any real estate owned or purchased by the Partnership.

Employees
---------

     Since it was formed and through March 1, 2002, FFP Real Estate Trust, general partner of the Partnership, had two executive officers. Those persons have not been paid any compensation directly by the Partnership, other than unit options. Both of those hold similar positions with FFP Marketing. FFP Real Estate Trust has entered into a reimbursement agreement with FFP Marketing pursuant to which the Partnership pays FFP Marketing an annual lump sum of $200,000 for administrative and other indirect costs provided to the Partnership and reimburses FFP Marketing for all of direct costs of the Partnership. Neither FFP Real Estate Trust nor the Partnership has any other employees.

Government Regulation -- Environmental Regulation
-------------------------------------------------

     Substantially all of the properties leased by the Partnership to FFP Marketing contain underground storage tanks used for motor fuel storage. The underground storage tanks are owned and operated by FFP Marketing, which is responsible for compliance with all environmental laws, rules and regulations regarding such tanks. If for any reason FFP Marketing is unable or unwilling to take all actions that may be required under current or future environmental laws, rules or regulations regarding underground storage tanks or other activities, the Partnership could be required to take such actions and be responsible for violations of such environmental laws, rules or regulations.

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

Federal Income Tax Law
----------------------

     As a partnership, the Partnership pays no federal income tax. Rather, the income or loss of the Partnership is allocated to its partners to be included in their respective tax returns, subject to special rules for publicly traded partnerships. Investors should note that (i) the passive loss rules of the Internal Revenue Code are applied separately with respect to items attributable to each publicly traded partnership, (ii) net income from a publicly traded partnership is not treated as passive income, and (iii) income may allocated to partners even though no distributions of profits are made.

     If in the future the Partnership were to become a real estate investment trust for federal income tax purpose {see Business Strategy}, its earnings would no longer be allocated to its partners, but it would not, as an entity, generally be subject to federal income tax. However, it would be required to comply with various complex requirements that would limit the nature of its assets and sources of its income. In addition, it would be required to distribute annually to its shareholders at least 95% of its real estate investment trust taxable income. Differences in timing between the actual receipt of income, the actual payment of deductible expenses in arriving at taxable income, the creation of reserves, and required debt amortization payments could require the Partnership to borrow funds to meet the 95% distribution requirement even if management believed that the then prevailing market conditions were not favorable for such borrowings or that the borrowings were not advisable in the absence of such tax considerations.

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

     Many factors could cause actual results to differ materially from the forward-looking statements, including but not limited to the following: changes in real estate conditions, including rental rates and the construction or availability of competing properties; the financial strength, cash flow, liquidity and other relevant business aspects of FFP Marketing, the primary tenant of the Partnership's properties; changes in the industries in which FFP Marketing competes; changes in general economic conditions; the ability of management to identify acquisition and investment opportunities meeting the Partnership's investment objectives; the timely leasing of unoccupied properties; timely re-leasing of currently occupied properties upon expiration of the current leases or the default of the current tenant; the Partnership's ability to generate funds sufficient to meet its debt service payments and other operating expenses; the inability of the Partnership to control the management and operation of its tenant and the businesses conducted on the Partnership's properties; financing risks, including the availability of funds to service or refinance existing debt and to finance acquisitions of additional property, the existence of complex tax regulations relating to the Partnership's status as a publicly traded partnership and, if achieved, to its status as a real estate investment trust and the adverse consequences of the failure to qualify as such; the inability of Brookside Villas to sell its real properties at a profit; and other risks detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Partnership undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

     Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.

Item 2. PROPERTIES.

     The Partnership owned 196 and 197 improved real properties on December 31, 2001 and 2000, respectively. The Partnership's real properties are principally located in small cities and towns in the states shown in the table below. The table below also shows the uses of Partnership properties at December 31, 2001:

               Convenience    Gas-Only       Truck      Vacant or
                 Stores        Stores        Stops     Other Uses        Total
               -----------    --------       -----     ----------        -----

Texas              47            89            6              9           151
Oklahoma            0             4            0              0             4
Louisiana          11             4            0              1            16
Missouri            8             1            0              2            11
Mississippi         4             1            0              1             6
Illinois            0             0            0              1             1
Kentucky            1             0            1              0             2
New Mexico          0             0            2              1             3
Tennessee           1             1            0              0             2
                  ---           ---          ---            ---           ---
Totals             72           100            9             15           196
                  ===           ===          ===            ===           ===

     Substantially all of the Partnership's rental properties under lease are leased to FFP Marketing subject to long-term leases for the operation of convenience stores, gas-only stores or truck stops at those locations. These leases contain two important provisions:

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

          2. Escalating Rent. Almost all of the leases provide that the rental income to be received by the Partnership will increase every five years to the extent of any increase in the consumer price index.

     At December 31, 2001, those properties included 92 parcels where the Partnership owns land and a building thereon and 104 parcels where the Partnership only owns a building located on land owned by affiliates of the Harvison Family.

     Of the 92 properties where the Partnership owns land and building at December 31, 2001, the Partnership leased 81 properties to FFP Marketing on that date for use as convenience stores, gas-only stores or truck stops. The lease terms for those 92 properties is set forth in the following table:

                                                                Number of
Term of Lease                                                   Properties
-----------------------------------------------                 ----------
20-year leases                                                       63
15-year leases                                                       14
5-year lease, plus three 5-year renewal options                       1
Month-to-month leases                                                 3
                                                                    ---
Total - land and building properties leased to FFP Marketing         81
Minor properties - leased on month-to-month leases or vacant         11
                                                                    ---
Total - land and building properties                                 92
                                                                    ===

     In connection with its refinancing of long-term debt in October 1999, the Partnership leased 63 properties to FFP Marketing under 20-year leases. This debt is secured by liens against the 63 properties and will be fully amortized with fixed monthly payments over a 20-year term. The Partnership's leases for these 63 properties contain "triple net" provisions and rent escalation provisions every five years in the event of an increase in the consumer price index.

     Upon its purchase of 14 properties in February 1999, the Partnership leased those 14 properties to FFP Marketing under 15-year leases. The Partnership's scheduled rent income on these properties equals its debt obligations on these properties during its initial five years of ownership. Beginning in March 2004 and again in March 2009, the Partnership's scheduled rent on those 14 properties will increase if the consumer price index has increased at those times and will thereafter exceed its debt obligations on those properties. The Partnership accounts for the land portion of the rental income from those 14 properties as operating leases. Therefore, the land at those locations is shown as an asset on the Partnership's balance sheets, and the rental income is shown as such on the Partnership's statements of income. On the other hand, the Partnership accounts for the building portion of the rent income from those 14 properties as a direct financing lease. As a result, the Partnership's balance sheets do not include those buildings, or the depreciation thereon, as assets. Instead, the Partnership's receivable from those direct financing leases is shown as an asset, and the interest income earned each month from those direct financing leases is included in the statements of income. Nevertheless, the Partnership does own legal title to both the land and the buildings at those 14 locations.

     The Partnership purchased one property in December 2001 from FFP Marketing and leased it back to FFP Marketing under a 5-year lease, plus renewal options at the election of FFP Marketing.

     The Partnership's ownership in the 104 building-only properties leased to FFP Marketing is subject to a pre-existing ground lease between FFP Marketing, as lessee, and the Harvison Family, as lessor. The Partnership currently expects that leases on 13 of these building-only properties will convert to month-to-month leases in May 2002, with the remaining 91 leases expected to be renewed in May 2002 and then expire in May 2007. The Partnership's ownership interest in all of the 104 building-only properties terminates concurrently with the end of the underlying ground leases (generally, May 2007) and will continue beyond that date only if the underlying ground leases are renewed. As a result, the properties will be fully depreciated at the time that the underlying ground leases expire. The lessors under those ground leases have indicated to the Partnership that they do not intend to extend the ground leases past 2007.

     The Partnership's rental rates for all properties leased to FFP Marketing were determined by management of the Partnership based on their knowledge of the properties and their prior experience as lessors and lessees for similar properties. The Partnership believes that the rental rates paid by FFP Marketing to the Partnership are a fair rental value. Neither the Partnership nor FFP Marketing have engaged a third party advisor or referred to any third party surveys or analyses of rental rates in making this determination.

Item 3.  LEGAL PROCEEDINGS.

     The Partnership is not subject to any material pending legal proceedings, other than routine litigation incidental to its business, to which the Partnership or its subsidiary is a party or of which any of their properties are subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the holders of the Limited Partner Units during the fourth quarter of 2001.


                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED SECURITY HOLDER MATTERS.

     The Limited Partner Units are listed for trading on the American Stock Exchange under the trading symbol "FFP". At March 1, 2002, there were 115 holders of record and 505 beneficial owners of the Limited Partner Units. The closing sales price of these Units on that date was $0.74 per Unit. {See Item
12. Security Ownership of Certain Beneficial Owners and Management.}

     The following table sets forth the range of high and low sales prices for the Limited Partner Units as reported on the American Stock Exchange for the periods indicated:

                                                  High              Low
                                                ------           -------
2000
----
   First Quarter                                $1.188            $0.813
   Second Quarter                                1.250             0.813
   Third Quarter                                 1.063             0.750
   Fourth Quarter                                1.063             0.750

2001
----
   First Quarter                                 $0.88             $0.68
   Second Quarter                                 0.95              0.70
   Third Quarter                                  0.92              0.70
   Fourth Quarter                                 0.85              0.73

     The Partnership has not made any distributions to its partners since the December 1997 restructuring. The Board of Trustees of FFP Real Estate Trust, as general partner of the Partnership, has not established a distribution policy for the Partnership. Any future distributions may only be made in compliance with the terms of the Partnership's long-term debt. Accordingly, no assurance can be given that the Partnership will be able, or will choose, to make any distributions to holders of the Limited Partnership Units. The ability of the Partnership to make distributions in the future will be dependent upon the Partnership's earnings, cash flow, anticipated capital expenditures and debt service requirements. {See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.}

     The Partnership's partnership agreement prohibits any person from owning more than 4.9% of the Limited Partner Units. The agreement provides that any purchase or transfer that would result in a person owning more than 4.9% of the Limited Partner Units will be null and void, and that the units that were to be transferred will become "Excess Units." Any such "Excess Units" will have no voting or distribution rights and will be held in escrow by the Partnership. Prospective purchasers of the Units should make note of such restrictions.


Item 6.  SELECTED FINANCIAL AND OPERATING DATA.


                                             2001      2000      1999   1998 [1]
                                            ------    ------    ------  --------
                                          (in thousands, except per unit data)

Rental income                               $2,933    $2,992    $2,975    $2,660
Gain on sale of property                        52       478         0        56
Stock and bond losses                         (200)     (240)        0         0
Interest and other income                    1,237     1,158       822        14
                                            ------    ------    ------    ------
Total revenues                              $4,022    $4,388    $3,797    $2,730
                                            ======    ======    ======    ======

Real property, net                         $16,173   $16,888   $18,273   $16,684
Investment in direct financing leases, net   3,782     3,845     3,897         0
Total assets                                23,574    23,574    23,979    16,804

Long-term debt, excluding current portion  $19,509   $20,191   $20,812   $13,355
Minority interest in subsidiary              1,247     1,151       945       857
Partners' equity                             1,598     1,422     1,394     1,262
                                            ------    ------    ------    ------
Total capitalization                       $22,354   $22,764   $23,151   $15,177
                                            ======    ======    ======    ======

Net income (loss)                             $143      $310      $132    $(179)
                                            ======    ======    ======    ======

Net income (loss) per unit -
     Basic                                   $0.06     $0.14     $0.06   $(0.08)
     Diluted                                 $0.06     $0.14     $0.06   $(0.08)

Adjusted EBITDA [2]                         $2,237    $2,137    $2,008    $1,321

FFO [3]                                       $986      $914      $884      $519
FFO Per Unit                                 $0.43     $0.40     $0.39     $0.23

--------------------
[1] Although the Partnership began operations in May 1987, no balance sheet items or operating results prior to its restructuring on December 28, 1997 are shown above for the Partnership. The Partnership's balance sheet items and operating results after the restructuring are not comparable to any period before then. In order to avoid potential misunderstandings, balance sheet items and operating results of the Partnership for years prior to 1998 are included with reports filed with the Securities and Exchange Commission by FFP Marketing.

[2] Adjusted EBITDA is defined as net income (loss) from continuing operations before interest expense, income taxes, depreciation and amortization expense, and then reduced by the 40% minority interest. Adjusted EBITDA provides additional information for evaluating financial results and is presented solely as a supplemental measure. Adjusted EBITDA is not intended to represent cash flow and should not be construed as an alternative to cash flow, net income, or any other measure of financial performance presented in accordance with generally accepted accounting principles.

[3] For a definition and discussion of FFO, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources - Comparison to REIT's.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
-------

     This discussion should be read in conjunction with the selected financial and operating data, the description of the Partnership's business operations, and the financial statements and related notes and schedules included elsewhere in this Annual Report on Form 10-K. {See Item 1. Business - Forward-Looking Statements.}

     The only tenant of the Partnership's properties is FFP Marketing, and individuals employed by FFP Marketing also manage the business and affairs of the Partnership. This discussion should be read in conjunction with the Annual Report on Form 10-K of FFP Marketing for its fiscal year ended December 30, 2001. The failure for any reason by FFP Marketing to pay rent to the Partnership is a material risk factor regarding an investment in the Limited Partner Units.

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

     Accordingly, the Partnership's business since the December 1997 restructuring consists of the leasing and management of its current real estate holdings and the possible acquisition, leasing, management, or development of additional real properties. No operations, assets, and businesses of the Partnership prior to 1998 are comparable to the operations, assets, and businesses of the Partnership after the December 1997 restructuring.

2001 Operations compared to 2000 Operations
-------------------------------------------

     The Partnership earned $143,000 in 2001, a $167,000 decrease (54%) compared to net income of $310,000 in 2000. The major reason for this decrease in net income was that net gains from the sale of convenience store property were $52,000 in 2001, compared to net gains of $478,000 in 2000, a decrease of $426,000.

     Comprehensive net income was $176,000 in 2001, a 529% increase, or $148,000, over comprehensive net income of $28,000 in 2000. Comprehensive net income in 2001 included net income of $143,000 and an unrealized net gain on marketable securities of $33,000. The net gain resulted from an unrealized loss on marketable securities of $167,000 and a reclassification to income of a prior unrealized loss on marketable securities of $200,000 due to an impairment of those marketable securities. Comprehensive net income in 2000 of $28,000 included net income of $310,000 and a net unrealized loss on available-for-sale securities of $282,000.

     Total revenues in 2001 were $4,022,000, an 8% decrease over 2000 total revenues of $4,388,000. Total revenues declined in 2001 primarily because net gains from the sale of convenience store property were $52,000 in 2001, compared to net gains on the sale of convenience store properties of $478,000 in 2000, a decrease of $426,000.

     Interest income and discount accretion increased to $1,237,000 in 2001, an improvement of $79,000, or 7%, over interest income and discount accretion of $1,158,000 in the prior year. Principal components of this increase were interest income on bond investments and bond discount income. The following table reflects the components of interest income and discount accretion in 2001 and 2000:

                                                          2001         2000
                                                        ------        ------
                                                           (in thousands)

Interest income from direct financing leases              $790          $802
Interest income from affiliate                             123           108
Interest income from bond investments                      149           127
Bond discount income                                       167           109
Interest income on notes receivable                          8            12
                                                        ------        ------
     Total interest income                              $1,237        $1,158
                                                        ======        ======

     Interest expense in 2001 was $2,086,000, a $48,000 increase, or 2%, over interest expense in 2000 of $2,038,000. This increase resulted from additional credit enhancement fees paid on the Partnership's long-term debt. These fees are payable by the Partnership because other borrowers in the same loan pool that the Partnership's 20-year loans are grouped have defaulted in their payments to that same lender. The Partnership anticipates that these fees will continue in future years in the same amount as incurred in 2001.

     In addition, the Partnership increased its equity in real estate properties by making principal payments on its long-term debts in the amounts of $621,000 in 2001 and $565,000 in 2000. The portion of the Partnership's payments attributable to principal on those loans is scheduled to increase over the term of the loans.

     Depreciation   and  amortization   expense  remained   relatively  flat  at
$1,256,000 in 2001. In 2000, depreciation expense was $1,246,000.

     General and administrative expenses were $441,000 in 2001, representing a 25% decrease, or $147,000, from general and administrative expenses of $588,000 in 2000. This reduction was achieved as a result of lower legal expenses and reduced bad debt expenses that had been incurred in 2000 as a result of a dispute with and eviction of a third party tenant, in addition to reduced accounting fees. In each year, general and administrative expenses include the overhead reimbursement fee of $200,000 paid to FFP Marketing, as well as auditing fees, tax return software processing fees, tax return preparation fees, and miscellaneous expenses in maintaining properties not under lease. The Partnership expects that such costs will decrease further in 2002 as a result of the Partnership's termination of its tax return processing software in early 2002.

     Cash flows provided by operating activities were $1,494,000 in 2001, compared to $573,000 in 2000. This increase resulted from cash was not being used to purchase trading securities in 2001, whereas $865,000 was used to make such purchases in 2000. Cash flows used in investing activities were $823,000 in 2001, compared to cash flows provided by investing activities of $78,000 in
2000. Principal investments in 2001 were the purchase of available-for-sale securities for $475,000, the purchase of additional convenience store real property for $523,000, and an investment of $273,000 in the Brookside Villas real estate partnership. In 2000, the principal investments were interest-bearing advances to FFP Marketing and purchasing additional convenience store real properties for $287,000. Cash flows used in financing activities were $621,000 in 2001 and $651,000 in 2000. Almost all of those usages were used to repay long-term debt.

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

     The Partnership earned comprehensive net income in 2000 of $28,000, comprised of its net income of $310,000 minus a net loss arising from a net unrealized loss on available-for-sale securities of $282,000. In 1999, the Partnership's net income equaled its comprehensive net income because it did not own any available-for-sale securities in 1999.

     Total revenues in 2000 were $4,388,000, a 16% increase over 1999 total revenues of $3,797,000. Total revenues increased in 1999 primarily because the 14 properties purchased in February 1999 by the Partnership were leased to FFP Marketing for 12 months in 2000 instead of only 10 months as in 1999.

     Interest and other income increased to $1,158,000 in 2000, a 41% improvement, or $336,000, over interest and other income of $822,000 in the prior year. Principal components of this increase were interest income for an additional two months under the direct financing leases in 2000 than in 1999, interest income on bond investments and bond discount income. The following table reflects the components of interest and other income in 2000 and 1999:

                                                        2000            1999
                                                       -----          -------
                                                           (in thousands)

Interest income from direct financing leases            $802            $675
Interest income from affiliate                           108             140
Interest income from bond investments                    127               0
Bond discount income                                     109               0
Interest income on notes receivable                       12               7
                                                      ------           -----
     Total interest income                            $1,158            $822
                                                      ======           =====

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

                                                  2001     2000    1999   1998
                                                ------   ------  ------  ------
                                           (in thousands, except per units data)

Income (loss) before minority interests           $239     $516    $220   $(282)
  (Gains) from sales of properties                 (52)    (478)      0     (56)
  Losses on marketable securities                  200      240       0       0
  Depreciation and amortization                  1,256    1,246   1,253   1,203
                                                 -----    -----   -----  ------

Funds from operations before minority
   interests                                     1,643    1,524   1,473     865
Less - 40% of FFO attributable to
   minority  interests in subsidiary             (657)    (610)    (589)   (346)
                                                 -----   ------   ------  -----

Funds from operations (FFO) for
   the Partnership                                $986     $914    $884    $519
                                                 =====    =====   =====   =====
FFO per unit (based on units outstanding
  for diluted net income (loss) per unit
   calculations)                                 $0.43    $0.40   $0.39   $0.23
                                                 =====    =====   =====   =====

     Although the Partnership has generated positive FFO, it has not made distributions to holders of the Limited Partnership Units because substantially all cash generated from the Partnership's operations has been utilized for debt payments and to accumulate capital for other purposes. Thus far, the Trust Managers have determined to utilize such funds to build equity in its properties, to invest in stocks and bonds, to advance funds to its affiliate, FFP Marketing, and to invest in a real estate partnership.

     The refinancing of Partnership long-term debt in October 1999 provides that the Partnership shall limit distributions to its partners such that, after making any distribution, (a) the Fixed Charge Coverage Ratio for each of the 63 pledged properties secured by that loan (summarized below) shall not be less than 1.30 to 1.00, and (b) the Fixed Charge Coverage Ratio for the Partnership (summarized below) shall be less than 1.35 to 1.00. In general, the Fixed Charge Coverage Ratio during any period for a pledged store equals the cash flow
(pre-tax income before minority interest, plus depreciation and interest expense) of that store for that period, divided by the amount of debt payments for that store for that period, and the Fixed Charge Coverage Ratio during a period equals the cash flow (pre-tax income before minority interest, plus depreciation and interest expense) of the Partnership for that period, divided by the amount of debt payments of the Partnership for that period. Each Fixed Charge Coverage Ratio is calculated for the 12-month period ending each December
31. Management has not yet determined if, or how much of, any Partnership distributions will be made to the holders of the Limited Partnership Units. Management does believe that the Partnership's liquid resources will benefit the Partnership if used to invest in additional real estate projects, such as Brookside Villas, for example, that could, if successful, result in growth of the Partnership.

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

Liquidity and Capital Resources
-------------------------------

     In past years, the Partnership contracted with FFP Marketing to provide all cash management services on behalf of the Partnership. For that reason, the Partnership did not maintain a bank account until late in 2001, when it opened its own account. With regard to Partnership operations other than in connection with its new investment in Brookside Villas, the Partnership's cash receipts are received, and its disbursements are made, by FFP Marketing on behalf of the Partnership, with the appropriate records being made to account for amounts owed by the Partnership to FFP Marketing, or visa versa. FFP Marketing owed the Partnership $1,527,000 and $1,407,000 at December 31, 2001 and 2000,
respectively. These obligations of FFP Marketing to the Partnership accrued interest income to the Partnership at the prime rate of interest. Management anticipates that FFP Marketing will repay substantially all of this indebtedness in March 2002.

     Partnership revenues are subject of the receipt of rent payments from FFP Marketing, and a failure of that tenant to pay rent to the Partnership would jeopardize the Partnership's ability to meet its obligations. Although management believes that FFP Marketing will pay its rent obligations to the Partnership, no assurance can be given that such tenant will make its rent payments to the Partnership. Assuming that FFP Marketing is timely in its rent payments and that no additional properties are acquired or sold, based upon executed real estate leases with FFP Marketing, the Partnership currently projects that it will have a positive cash flow of approximately $30,000 per month in 2002. Such projection is calculated after reduction for the 40% minority interest of the Harvison Family but prior to making any additional capital contributions to, or receiving any cash distributions from, Brookside Villas. As a result of its forecast of its projected increased in liquidity in 2002 and projected positive cash flow, and assuming that accuracy of the assumptions on which such forecast was based, management believes that the Partnership will be able to meet its obligations and to fund any additional capital contributions to Brookside Villas, which are discretionary.

     The projected increase in the Partnership's cash balances in 2002 resulting from the repayment of indebtedness by FFP Marketing will cause management to more critically access its cash flow requirements as it begins to participate in home building projects such as Brookside Villas. Although management believes that it will be able to make such decisions properly, no assurance can be given that all such decisions will be properly made since those decisions will also be based upon actions or non-actions of the general partner of Brookside Villas, over which the Partnership has influence but no control.

     All of the Partnership's real estate leases are "triple net" leases, providing for the tenant (FFP Marketing), and not the landlord (the Partnership), to pay all real estate taxes, insurance, operating and capital costs for the properties. Therefore, the Partnership does not have any material commitments for capital expenditures on those properties.

     The Partnership intends to utilize its projected positive net cash flows in 2002 to fund the operations of Brookside Villas, as well as any other real estate partnerships it decides to enter into with Admiral Construction, Inc. to develop properties in Austin, Texas. Although management believes that it will be able to manage its use of cash flow in those projects and that those projects will be profitable, no assurance can be given that the Partnership's liquidity will be sufficient to fund those projects or that such projects will be profitable.

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

     The Partnership incurred long-term acquisition debt in the original principal amount of $9,550,000 in connection with its February 1999 acquisition. That debt is fully amortizable over 15 years with equal, monthly payments of principal and interest. FFP Marketing was required to guarantee the Partnership's acquisition indebtedness. Amounts owed on such indebtedness at December 31, 2001 and 2000 were $8,641,000 and $9,000,000, respectively.

     In October 1999, the Partnership closed long-term financing from a third party lender and repaid in full its long-term indebtedness previously payable to FFP Marketing. The Partnership executed a promissory note payable to the new lender in the amount of $12,000,000 plus a potential credit enhancement amount of up to $1,043,000. The note is fully amortizable over its 20-year term with equal, monthly payments of principal, interest and credit enhancement charges in the amount of $123,000. This note bears interest at 9.9% per annum. The debt that the new loan refinanced required monthly principal payments of $95,000 plus accrued interest, and required a balloon payment of all unpaid principal in November 2000. If none of the loans with which the Partnership's new loan is pooled incurs a default during the term of the loans, the lender will apply Partnership's credit enhancement payments, if any, to reduce the principal balance of the note and result in a retirement of such debt in approximately 19 years. The payment of this note is secured by a deed of trust lien against 63 properties of the Partnership. All of those properties are leased to FFP Marketing with a 20-year term. Amounts owed on such indebtedness at December 31, 2001 and 2000 were $11,507,000 and $11,765,000, respectively.

     The Partnership's contractual obligations and other commercial commitments at December 31, 2001 are summarized in the following table:

                                                Payments Due by Period
                                 -----------------------------------------------
                                 Less than
                        Total      1 year   1-3 years   4-5 years  After 5 years
                      -------    ---------  ---------   ---------  -------------
                                                 (in thousands)

Long-term debt        $20,191       $682      $1,571      $1,865      $16,073
                      =======      =====      ======      ======      =======

Related Party Transactions
--------------------------

     Both  officers of FFP Real Estate  Trust hold  similar  positions  with FFP
Marketing. In addition, entities owned directly or indirectly by the Partnership's chief executive officer, members of his immediate family, and other members of the senior management of the Partnership have in the past, and intend to do so in the future, engaged in transactions with the Partnership. In 2001 the Vice President-Finance of FFP Real Estate Trust acquired a 5% limited partnership interest in Brookside Villas. The officers of FFP Real Estate Trust endeavor to make decisions on behalf of the Partnership that are in the Partnership's best interest even though their independence is subject to certain conflicts of interest.

     The Partnership leases properties to FFP Marketing. In 2001 and 2000, the Partnership received all or almost all of its rental income from FFP Marketing, being $2,932,000 and $2,951,000, respectively. In addition, the Partnership paid $853,000 to FFP Marketing in each of 2001 and 2000 as direct financing lease payments for the buildings purchased by the Partnership and leased in February 1999. The amount of rent charged to FFP Marketing by the Partnership is set forth in written lease agreements and was established in prior years by management of both companies, not by arms' length negotiation but by their belief as to the fair rental rate for the subject properties. Those rates were not been evaluated for fairness by third parties.

     The Partnership and FFP Marketing are parties to a reimbursement agreement pursuant to which the Partnership reimburses FFP Marketing for all direct costs of the Partnership (such as costs to prepare its annual partnership tax returns, annual audit fees, et al.) plus an annual management fee of $200,000 for indirect overhead costs of the Partnership. Accordingly, the Partnership paid $200,000 to FFP Marketing as the management fee for indirect overhead costs in each of 2001 and 2000.

     The Partnership uses the cash management services of FFP Marketing and did not establish its own bank account until December 2001. Under their agreement, FFP Marketing pays all of the Partnership's expenses, receives all of its revenues, and maintains detailed records of each transaction. An ongoing account is maintained with the amount owed accruing interest monthly at the prime rate. The Partnership earned $123,000 and $108,000 as interest income on the amounts owed by FFP Marketing to the Partnership in 2001 and 2000, respectively. At the end of 2001 and 2000, FFP Marketing was indebted to the Partnership in the amount of $1,527,000 and $1,407,000, respectively.

Critical Accounting Policies
----------------------------

     Management believes that three critical accounting policies adopted by the Partnership are its policies relating to the accounting treatment of the following: marketable securities, investments in real estate limited partnerships such as Brookside Villas, and investment in operating and direct financing leases.

     The Partnership classified all of its investments in marketable securities through September 30, 2000, as "trading securities". Trading securities are securities that are bought and held principally for the purpose of a resale in the near term. On October 1, 2000, the Partnership changed its intention in holding its marketable securities to a longer term outlook. Accordingly, since October 1, 2000, the Partnership has classified all of its marketable securities as "available-for-sale" securities. Under FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities", net unrealized and realized gains and losses from trading securities are included in earnings, while net unrealized gains and losses from available-for-sale securities are included in the calculation of "comprehensive net income" in the equity accounts of a company, instead of in earnings. Dividend and interest income from both trading securities and available-for-sale securities, including the amortization of any premium and discount arising at acquisition, are also included in earnings.

     The Partnership accounts for its investment in the Brookside Villas real estate partnership under the equity method. Accordingly, the Partnership's net investment is accounted for as an asset, and its allocable share of income or loss of that partnership's net income or loss is reflected in the Partnership's statements of income. If that investment were instead to be recorded as a consolidated subsidiary, the net effect of the investment would be the same as under the equity method, but the Partnership's assets, liabilities, income and expenses would be recorded as equal to the gross amounts of the investment partnership, then reduced by the minority interest held by others.

     All of the Partnership's leases are treated as operating leases, except for the building portion of l4 leases executed in 1999. In 1999, the Partnership purchased 14 improved real properties and immediately leased the properties to FFP Marketing under 15-year leases. The Partnership's total rental payments from FFP Marketing under those leases are $99,000 per month. Of that amount, $28,000 per month is allocated to the land portion of those leases and classified as rental income under operating leases, while $71,000 per month is allocated to the building portion of those leases and classified as payments received under direct financing leases. Had those 14 leases instead been classified as operating leases, the entire $71,000 in rent payments for the buildings would be reported as rent income, instead of being reported partially as interest income from direct financing leases and partially as a retirement of the Partnership's investment in direct financing leases. In addition, the balance sheets of the Partnership would report the building portion of those 14 real properties as depreciable assets, instead of as investments in direct financing leases.

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

     None.

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

Management  of the General  Partner
-----------------------------------

     The names, ages, positions, and business experience of the executive officers and trust managers of FFP Real Estate Trust on December 31, 2001, were as follows:

Name                            Age                Position
-----------------------        ----     ----------------------------------
John H. Harvison                67      Chairman of the Board of Trust Managers,
                                        President, and Chief Executive Officer
Craig T. Scott                  55      Vice President-Finance, General Counsel,
                                        Secretary, Treasurer and Chief Financial
                                        Officer
Joseph F. Leonardo [1]          53      Trust Manager
J. D. St. Clair                 66      Trust Manager
Randall W. Harvison             44      Trust Manager
Garland R. McDonald [1]         64      Trust Manager
E. Michael Gregory [1]          50      Trust Manager

-------------------------------------
[1] Member of Audit Committee

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

     Craig T. Scott has been Vice President-Finance, General Counsel, Secretary, Treasurer and Chief Financial Officer of FFP Real Estate Trust since October 1998. During the same period Mr. Scott has also been employed with similar titles by FFP Marketing and its subsidiaries. From 1996 until September 1998, Mr. Scott was engaged in the private practice of law in Dallas and McKinney, Texas. From 1991 until 1996, he was employed as an attorney and as its Executive Vice President by Box Energy Corporation, a publicly-traded oil and gas exploration and production company. Mr. Scott previously engaged in the practice of law for seven years with large law firms in Dallas, Texas; practiced law in McKinney, Texas for four years; and was the president and co-owner of an oil and gas exploration company for two years. He was previously employed for six years by Arthur Andersen & Co., an international public accounting firm. Mr. Scott obtained a BBA degree from the University of Texas in 1968, a JD degree from the University of Texas School of Law in 1972, and a LLM degree from Southern Methodist University School of Law in 1980. He is a member of the American Institute of Certified Public Accountants, the Texas Society of CPAs, and the State Bar of Texas.

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

     Garland R. McDonald was elected to serve as a Trust Manager of FFP Real Estate Trust in May 2001. He has been employed by FFP Marketing to oversee and direct a variety of special projects since 1990. Mr. McDonald has also served as a director of FFP Marketing and of the general partner of its predecessor from 1990 until May 2001 and had previously served as a director of the general partner of its predecessor from 1987 through 1989. He also served as a Vice President of the general partner of FFP Marketing's predecessor for several months during 1987. Mr. McDonald is a founder and the Chief Executive Officer of Hi-Lo Distributors, Inc., and Gas-Go, Inc., two of the companies from which FFP Marketing initially acquired its retail outlets. He has been actively involved in the convenience store and retail gasoline businesses since 1967.

     E. Michael Gregory was elected to serve as a Trust Manager of FFP Real Estate Trust in May 2001. He was previously a director of FFP Marketing and the general partner of its predecessor from 1995 until May 2001. Mr. Gregory is the President of Gregory Consulting, Inc., an engineering and consulting firm that is involved in the development of products related to the distribution and storage of petroleum products and of computer software for a variety of purposes, including work on such products and software for FFP Marketing. Prior to founding Gregory Consulting in 1988, Mr. Gregory was the Chief Electronic Engineer for Tidel Systems, a division of The Southland Corporation, where he was responsible for new product concept development and was involved in projects involving the monitoring of fuel levels in underground storage tanks. He is a Registered Professional Engineer in Texas.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

     Regulations issued under the Securities Exchange Act of 1934 require certain officers, directors of the general partner, and other persons to report their holdings of the Limited Partner Units to the Securities and Exchange Commission and to the Partnership. To the best of the Partnership's knowledge, based upon copies of reports and other representations provided to the Partnership, all 2001 reports required under Section 16 of the Securities Exchange Act of 1934 were filed in a timely manner.

Item 11.  EXECUTIVE COMPENSATION.

     Each Trust Manager of FFP Real Estate Trust who is not an officer or employee receives an annual retainer of $4,000 plus $1,000 for each Board meeting, or committee meeting not held in conjunction with a Board meeting, which he attends and $500 for each telephone meeting in which he participates. Each Trust Manager is also reimbursed for expenses related to attendance at Board meetings.

     In the past, the Partnership granted options to each non-employee Trust Manager to acquire 25,000 Limited Partner Units at the fair market value of the underlying units on the date of grant. The options are exercisable with respect to one-third of the units covered thereby on each of the anniversary dates following the grant and expire 10 years after grant. In the event of a change in control of the Partnership, any portion of the options not then exercised will become immediately exercisable. Upon exercise, the option price may be paid, in whole or in part, in Limited Partner Units owned by the Trust Manager. The two Trust Managers added in 2001, Garland R. McDonald and E. Michael Gregory, were granted options to purchase 25,000 Limited Partner Units on the basis as described above.

     Trust Managers who are officers or employees of FFP Real Estate Trust receive no additional compensation for attendance at Board or committee meetings.

     Neither the Partnership nor FFP Real Estate Trust paid any salary or bonus (cash or non-cash) to any person in 2001 or 2000. Accordingly, the Partnership had no "Named Executive Officers" in 2001 or 2000.

     The Partnership and FFP Marketing are parties to a reimbursement agreement pursuant to which the Partnership reimburses FFP Marketing for all direct costs of the Partnership (such as costs to prepare the Partnership's annual partnership tax returns, annual audit fees, etc.) and an agreed upon lump sum amount for indirect overhead costs allocable to the Partnership. The reimbursement for officers' compensation costs incurred by FFP Marketing in connection with the Partnership's activities is determined by the amount of time management and other personnel spend on activities of the Partnership compared to the amount of time they spend on activities of FFP Marketing. Since FFP Real Estate Trust's only activity is to serve as the general partner of the Partnership, all of its costs and expenses will be borne by the Partnership. The Partnership paid FFP Marketing an indirect cost reimbursement in each of 2001 and 2000 in the amount of $200,000.

     Options Exercised During 2001 and Year End Option Values. All options held by directors, officers, and employees to acquire Limited Partner Units of the Partnership that were outstanding at the completion of the December 1997 restructuring of the Partnership were divided at that time into separate options to purchase Limited Partner Units of the Partnership and a like number of FFP Marketing common shares. The exercise price for the then existing options for the Partnership's units was divided between the two new options in proportion to the average closing price on the American Stock Exchange of the Partnership's Limited Partner Units and shares of FFP Marketing's common stock during the first month of trading following completion of the restructuring.

     The following table shows options to purchase Limited Partner Units held by each of the officers of the general partner of the Partnership and the potential realized values for the options at the end of 2001. No officer exercised any options in 2001, and no stock appreciation rights have ever been issued by the Partnership.

                          Number of Units                Value of Unexercised
                       Underlying Unexercised            In-the-Money Options
                        Options at Year End                  At Year End
                     -------------------------        -------------------------
Name                 Exercisable/Unexercisable        Exercisable/Unexercisable
----------------     -------------------------        -------------------------
John H. Harvison         40,000 / 0                           $0 / $0
Craig T. Scott           30,000 / 0                       $2,700 / $0

---------------
[1] "Exercisable" reflects options that were both vested and exercisable at year end 2001. "Unexercisable" reflects options that had not vested at that date.

[2] Value is determined by subtracting the person's exercise price from the fair market value of the Limited Partner Units at year end 2001 ($0.84), based on the closing sales price of the Limited Partner Units on the American Stock Exchange on such date.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Limited Partner Units
---------------------

     The following table sets forth as of March 1, 2002, information with respect to the Limited Partner Units beneficially owned by all Trust Managers and executive officers of FFP Real Estate Trust (such information is based on ownership reported to the Partnership by such persons):

                                          Amount and Nature of    Percent of
Name of Beneficial Owner                Beneficial Ownership [1]   Class [1]
--------------------------              ------------------------  ---------

John H. Harvison, Chairman of
   the Board of Trust Managers
   and President                               40,000  [2]            1.7%
Craig T. Scott, Vice President                 30,000  [3]            1.3%
Joseph F. Leonardo, Trust Manager              25,000  [4]            1.0%
J. D. St. Clair, Trust Manager                 42,400  [5]            1.8%
Randall W. Harvison, Trust Manager             25,000  [6]            1.0%
Garland R. McDonald, Trust Manager                  0  [7]            0.0%
E. Michael Gregory, Trust Manager                   0  [8]            0.0%
All directors and executive officers
   as a group (7 persons)                      12,400  [9]            0.6%

-----------------

[1] Based on 2,234,262 Limited Partner Units outstanding at March 1, 2002, plus any Limited Partner Units that an individual has the right to acquire within 60 days pursuant to the exercise of options. Options exercisable within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of such individual but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group shown in the table.

[2]  Consists of options to acquire 40,000 units exercisable within 60 days.

[3]  Consists of options to acquire 30,000 units exercisable within 60 days.

[4]  Consists of options to acquire 25,000 units exercisable within 60 days.

[5] Consists of 12,400 units held directly and options to acquire 30,000 units exercisable within 60 days.

[6]  Consists of options to acquire 25,000 units exercisable within 60 days.

[7] Consists of options to acquire 0 units exercisable within 60 days but excludes options to acquire 25,000 units not exercisable within 60 days.

[8] Consists of options to acquire 0 units exercisable within 60 days but excludes options to acquire 25,000 units not exercisable within 60 days.

[9]  Excludes units that may be acquired by exercising options.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Transactions
--------------------

     As previously stated, the Partnership and FFP Marketing are parties to a reimbursement agreement pursuant to which the Partnership reimburses FFP Marketing for all direct costs of the Partnership (such as costs to prepare the Partnership's annual partnership tax returns, annual audit fees, etc.) and an agreed upon annual lump sum of $200,000 for indirect overhead costs allocable to the Partnership. The agreed upon amount for indirect overhead costs incurred by FFP Marketing in connection with the Partnership's activities was determined by the amount of time management and other personnel spend on activities of the Partnership compared to the amount of time they spend on activities of FFP
Marketing. Since FFP Real Estate Trust's only activity is to serve as the general partner of the Partnership, all of its costs and expenses have been borne by the Partnership. For each of 2001, 2000 and 1999, the Partnership paid $200,000 to FFP Marketing as its indirect overhead cost reimbursement.

     The Partnership paid interest expense of $893,000 to FFP Marketing in 1999 as a result of indebtedness owed by the Partnership to FFP Marketing. Such debt was repaid by the Partnership in October 1999. In 2001 and 2000, the Partnership received interest income from FFP Marketing as a result of indebtedness owed by FFP Marketing to the Partnership. FFP Marketing owed the Partnership $1,527,000 and $1,407,000 at year end 2001 and 2000, respectively.

     John H. Harvison, Chairman and Chief Executive Officer of FFP Marketing, and Craig T. Scott, Vice President - Finance, General Counsel and Chief Financial Officer of FFP Marketing, hold similar positions with the Partnership. In addition, Mr. Scott is a 5% limited partner of Brookside Villas, Ltd. Companies owned directly or indirectly by Mr. Harvison and members of his immediate family and/or other members of the senior management of FFP Marketing own 100% of the general partner of the Partnership and 40% of the subsidiary of the Partnership.

     The Partnership leases almost all of its rental properties to FFP Marketing. Those leases were initially entered into on January 1, 1998, in conjunction with the December 1997 restructuring of the Partnership. The lease rates for the properties were based upon knowledge of the properties by the then management of the Partnership and FFP Marketing and their general experience in acting as lessor and lessee for similar properties. Management of the Partnership and FFP Marketing believes that the lease rates were comparable to lease rates that could have been entered into with unrelated third parties. Third party advisors were not engaged, and reference was not made to third party surveys or analyses of rental rates in making the determination. In 2001, 2000, and 1999, the Partnership received lease payments from FFP Marketing in the amount of $2,926,000, $2,968,000 and $2,952,000, respectively, for these properties. FFP Marketing also paid the Partnership $853,000, $853,000 and $710,000 in 2001, 2000 and 1999, respectively, as payments on direct financing leases for certain buildings.


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

     10.6 Form of Limited Partnership Agreement of Brookside Villas, Ltd. {6}

     21.1 Subsidiary of the Registrant. {6}

     23.1 Consent of Independent Certified Public Accountants. {6}

     -------------------------

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


     (b) The Company did not file a Form 8-K during 2001.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 1, 2002             FFP PARTNERS, L.P.
                                  (Registrant)
                                  By:  FFP Real Estate Trust, general partner

                                  By:    /s/ John H. Harvison
                                       ---------------------
                                       John H. Harvison
                                       President

     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons have signed this Annual Report as of April 1, 2002, on behalf of the Registrant in the capacities indicated below.


/s/ John H. Harvison              President and Chief Executive Officer and
--------------------------        Trust Manager of FFP Real Estate Trust
John H. Harvison                  (Principal executive officer)


/s/ Craig T. Scott                Vice President - Finance, Secretary,
--------------------------        Treasurer, General Counsel and Chief Financial
Craig T. Scott                    Officer of FFP Real Estate Trust
                                  (Principal financial and accounting officer)

/s/ Joseph F. Leonardo            Trust Manager of FFP Real Estate Trust
--------------------------
Joseph F. Leonardo


/s/ J. D. St. Clair               Trust Manager of FFP Real Estate Trust
--------------------------
J. D. St. Clair


/s/ Randall W. Harvison           Trust Manager of FFP Real Estate Trust
--------------------------
Randall W. Harvison


/s/ Garland R. McDonald           Trust Manager of FFP Real Estate Trust
--------------------------
Garland R. McDonald


/s/ E. Michael Gregory            Trust Manager of FFP Real Estate Trust
--------------------------
E. Michael Gregory

                      Item 8. INDEX TO FINANCIAL STATEMENTS


                                                                       Page
                                                                      Number
                                                                      ------

Report of Independent Certified Public Accountants                     F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000           F-3

Consolidated Statements of Income for the Years Ended
      December 31, 2001, 2000 and 1999                                 F-4

Consolidated Statements of Partners' Capital for the Years Ended
      December 31, 2001, 2000 and 1999                                 F-5

Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2001, 2000 and 1999                                 F-6

Notes to Consolidated Financial Statements                             F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





The Partners of FFP Partners, L.P.:

     We have audited the accompanying consolidated balance sheets of FFP Partners, L.P. (a Delaware limited partnership) and its subsidiary, FFP Properties, L.P., as of December 31, 2001 and 2000, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FFP Partners, L.P. and its subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




                                       Grant Thornton LLP



Dallas, Texas
March 22, 2002

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                             December 31,
                                                      ------------------------
                                                       2001               2000
                                                      ------            ------
                                   ASSETS

Current assets -
    Cash and cash equivalents                           $50                 $0
    Investments in marketable securities                981                506
    Receivable from affiliate                         1,527              1,407
    Net investment in direct financing leases
           to affiliate, current portion                 53                 53
    Prepaid expenses and other current assets             0                 13
                                                      -----              -----
           Total current assets                       2,611              1,979

Real property -
    Land and improvements                             8,818              8,656
    Buildings                                        21,286             20,992
                                                    -------            -------
        Real property, excluding depreciation        30,104             29,648
    Accumulated depreciation                        (13,931)           (12,760)
                                                    -------            -------
        Real property, net of depreciation           16,173             16,888
Notes receivable                                         15                100
Net investment in direct financing leases
        to affiliate, excluding current portion       3,729              3,792
Investment in real estate partnership                   273                  0
Deferred loan costs, net of amortization                773                815
                                                    -------            -------
        Total assets                                $23,574            $23,574
                                                    =======            =======

                      LIABILITIES AND PARTNERS' CAPITAL

Current liabilities -
    Current portion of long-term debt                  $682               $621
    Margin account for marketable securities            344                  0
    Accrued expenses                                    194                189
                                                    -------            -------
        Total current liabilities                     1,220                810
Long-term debt, excluding current portion            19,509             20,191
                                                    -------            -------
        Total liabilities                            20,729             21,001
Minority interest in subsidiary                       1,247              1,151
Commitments and contingencies                            -                  -
Partners' capital -
    Limited partners' capital                         1,821              1,679
    General partner's capital                            26                 25
    Accumulated other comprehensive loss               (249)              (282)
                                                    -------            -------
        Total partners' capital                       1,598              1,422
                                                    -------            -------
        Total liabilities and partners' capital     $23,574            $23,574
                                                    =======            =======

          See accompanying Notes to Consolidated Financial Statements.

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per unit data)


                                                     Years Ended December 31,
                                                 ------------------------------
                                                   2001       2000         1999
                                                 ------      ------      ------
Revenues -
  Rental income                                  $2,933      $2,992      $2,975
  Gain on sale of real property                      52         478           0
  Loss on trading securities                          0        (240)          0
  Loss from impairment of marketable securities    (200)          0           0
  Interest income and discount accretion          1,237       1,158         822
                                                 ------      ------      ------
    Total revenues                                4,022       4,388       3,797

Expenses -
  General and administrative expenses               441         588         451
  Depreciation and amortization                   1,256       1,246       1,253
  Interest expense                                2,086       2,038       1,873
                                                 ------      ------      ------
    Total expenses                                3,783       3,872       3,577
                                                 ------      ------      ------

Income before minority interest in subsidiary       239         516         220

  Minority interest in subsidiary                   (96)       (206)        (88)
                                                 ------      ------      ------

 Net income                                        $143        $310        $132
                                                 ======      ======      ======

Net income per unit -
  Basic                                           $0.06       $0.14       $0.06
  Diluted                                         $0.06       $0.14       $0.06

Weighted average number of units outstanding -
  Basic                                           2,272       2,272       2,272
  Diluted                                         2,273       2,277       2,277



          See accompanying Notes to Consolidated Financial Statements.

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (In thousands)

                                                             Accumulated
                                                                Other
                                           Limited  General Comprehensive
                                          Partners  Partner     Loss     Total
                                          --------  -------  ---------   -----

Balance at January 1, 1999                 $1,242      $20        $0    $1,262

   Net income                                 130        2         0       132
                                           ------   ------    ------    ------

Balance at December 31, 1999                1,372       22         0     1,394

   Net income                                 307        3         0       310
   Unrealized loss on marketable securities                     (282)     (282)
                                                              ------    ------
   Comprehensive net income                                     (282)       28
                                           ------   ------    ------    ------

Balance at December 31, 2000                1,679       25      (282)    1,422

   Net income                                 142        1         0       143
   Unrealized loss on marketable securities                     (167)     (167)
   Reclassification of unrealized loss on
      marketable securities to income                            200       200
                                                              ------    ------
   Comprehensive net income                                       33       176
                                           ------   ------    ------    ------
Balance at December 31, 2001               $1,821      $26     $(249)   $1,598
                                           ======   ======    ======    ======





          See accompanying Notes to Consolidated Financial Statements.

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                     Years Ended December 31,
                                                 ------------------------------
                                                   2001       2000         1999
                                                 ------      ------      ------
Revenues -

Cash flows from operating activities -
  Net income                                          $143       $310      $132
  Adjustments to reconcile net income to
  net cash provided by operating activities -
    Depreciation and amortization                    1,256      1,246     1,253
    Gain on sale of real property                      (52)      (399)        0
    Minority interest in subsidiary                     96        206        88
    Accretion of discount on marketable securities    (167)      (109)        0
    Unrealized net loss on trading securities            0        205         0
    Realized net loss on trading securities              0         35         0
    Loss from impairment of marketable securities      200          0         0
    Changes in operating assets and liabilities -
       Purchase of trading securities                    0       (865)        0
       Prepaid expenses                                 13         18        (5)
       Other assets                                      0          0      (723)
       Accrued expenses                                  5        (74)      224
                                                    ------      ------   ------
Net cash provided by operating activities            1,494        573       969

Cash flows from investing activities -
  Capital expenditures for real property             (522)       (287)   (2,846)
  Proceeds from sale of real property                  75         868         5
  Investment in real estate partnership              (273)          0         0
  Advances to affiliate                              (120)       (515)     (892)
  (Increase) decrease in direct
     financing leases to affiliate                     63          52    (3,897)
  Purchase of available-for-sale securities          (475)        (54)        0
  Proceeds from margin account                        344           0         0
  (Increase) decrease in notes receivable              85          14       (70)
                                                   ------      ------    ------
Net cash provided by (used in) investing activities  (823)         78    (7,700)

Cash flows from financing activities -
  Proceeds from long-term debt                          0           0    21,349
  Payments on long-term debt                         (621)       (565)     (417)
  Payments on long-term debt to affiliate               0           0   (14,201)
  Additional collateral provided on long-term debt      0         (86)        0
                                                   ------      ------    ------
Net cash provided by (used in) financing activities  (621)       (651)    6,731
                                                   ------      ------    ------

    Net increase in cash                               50           0         0

Cash at beginning of year                               0           0         0
                                                   ------      ------    ------

Cash at end of year                                   $50          $0        $0
                                                   ======      ======    ======



Supplemental Disclosure of Cash Flow Information
------------------------------------------------
Cash paid for interest                             $2,086      $2,038     1,737

          See accompanying Notes to Consolidated Financial Statements.

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     (a) Organization of Partnership and Nature of Operations

     These  Consolidated  Financial  Statements  include  the  accounts  of  FFP
Partners, L.P. (the "Partnership"), and its 60%-owned subsidiary, FFP Properties, L.P. ("FFP Properties"). The Partnership's real properties are owned, and its rental activities are conducted, by FFP Properties, its operating subsidiary. The Partnership owns a 60% partnership interest in FFP Properties and serves as its sole general partner. In the Consolidated Financial Statements of the Partnership, the minority interest in subsidiary represents the 40% limited partnership interest of FFP Properties not owned by the Partnership.

     The Partnership is a Delaware limited partnership formed in December 1986 pursuant to the Agreement of Limited Partnership of FFP Partners, L.P. (as amended, the "Partnership Agreement"). FFP Real Estate Trust, a Texas real estate investment trust (the "General Partner"), is the sole general partner of the Partnership. Holders of Class A Units of limited partnership interests of the Partnership ("Limited Partner Units") are limited partners of the
Partnership. The Partnership no longer has any Class B units of limited partnership interests or any other class of limited partnership interests.

     John H. Harvison is the President and Chief Executive Officer of the General Partner. Mr. Harvison is also the Chairman and Chief Executive Officer of FFP Management Company, Inc. ("FFPMC"), which owns all of the General Partner. Mr. Harvison, members of his family, and corporations, partnerships, trusts, and other business entities affiliated with him or his family members (collectively, the "Harvison Family") own all of the outstanding common stock of FFPMC.

     Prior to a tax-motivated restructuring in December 1997, the Partnership owned and operated convenience stores, truck stops, other retail motor fuel outlets, and ancillary businesses. In that December 1997 restructuring, the Partnership transferred those businesses to FFP Marketing Company, Inc., a Texas corporation ("FFP Marketing"), but retained the improved real properties used in its former retail operations, in exchange for all the common stock of FFP Marketing. The common stock of FFP Marketing was then distributed on a one-for-one basis to the general partner and limited partners of the Partnership at that time. The assets and liabilities in the accompanying consolidated balance sheets of the Partnership reflect the historical carrying values of the predecessor entity prior to the restructuring.

     In that December 1997 restructuring, the Partnership also distributed the real estate it retained to FFP Properties, a newly formed Texas limited partnership, in exchange for the general partnership interest in FFP Properties. The limited partnership interests in the Partnership then held by the Harvison Family were exchanged for economically equivalent limited partnership interests in FFP Properties. In addition, the General Partner was formed and became the general partner of the Partnership. At that time, FFP Properties executed real estate leases with a subsidiary of FFP Marketing covering the improved real properties previously used in its retail operations. See Note 7.

     (b) Consolidation

     The consolidated financial statements include the accounts of the Partnership and its majority-owned subsidiary. All significant inter-company accounts and transactions are eliminated in the consolidated financial statements.


2. SIGNIFICANT ACCOUNTING POLICES

     (a) Cash and cash equivalents

     Cash equivalents consist of highly liquid investments with a maturity date at date of purchase of three months or less.

     (b) Real Property

     Real property is stated at cost, which may differ from fair market value. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, which may range from five to 30 years.

     (c) Fair Value of Financial Instruments

     The carrying value of notes receivable approximates fair value because of the short maturity of the instruments. The carrying value of long-term debt at December 31, 2001 and 2000 was $20,191,000 and $20,812,000, respectively. The fair value of such debt on such dates was approximately $22,779,000 and $22,142,000, respectively, based on interest rates currently available to the Partnership.

     (d) Units Issued and Outstanding

     The equity interests in the Partnership are comprised of the Limited Partnership Units and units representing the general partnership interest. These units issued and outstanding at December 31, 2001 and 2000 were as follows:



                                                  2001               2000
                                               ---------         ---------

Limited partners                               2,234,262         2,234,262
General partner                                   37,416            37,416
                                               ---------         ---------
    Totals                                     2,271,678         2,271,678
                                               =========         =========

     The Limited Partnership Units are traded on the American Stock Exchange under the "FFP" trading symbol. The General Partner owns all of the general partner units of the Partnership.

     (e) Use of Estimates

     The use of estimates is required to prepare the Partnership's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Although management believes that such estimates are reasonable, actual results could differ from the estimates.

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

     (h) Unit Option Plan

     The Partnership accounts for its unit option plan in accordance with the provisions of Accounting Principles Board ("APB") Option No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded only if the current market price of the underlying unit on the date of the grant of the option exceeded the exercise price of the option. The Partnership adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities either to (i) recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant, or (ii) continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and earnings per share disclosures for employee option grants as if the fair-value based method defined in SFAS No. 123 had been applied. The Partnership elected the second alternative. See Note 5.

     (i) Income Taxes

     The Partnership pays no federal income tax because it is a partnership. Rather, the taxable income or loss of the Partnership is allocated to its partners to be included in their respective tax returns, subject to special tax rules for publicly traded partnerships. The amounts reported for assets in the Consolidated Balance Sheet at December 31, 2001 exceeded the Federal income tax bases of those assets by $3,195,000 on that date.

     (j) Reporting of Comprehensive Income

     Comprehensive net income includes net income plus all revenues, expenses, gains and losses, including unrealized gains and losses from available-for-sale securities that are directly recorded to equity.

     (k) Segment Information

     The Partnership operates in a single operating segment, the ownership and rental of real estate. The Partnership earns substantially all of its rental income from a single entity, FFP Marketing.

     (l) Investments in Marketable Securities

     The Partnership classified all of its investments in marketable securities through September 30, 2000, as "trading securities". Trading securities are securities that are bought and held principally for the purpose of a resale in the near term. Effective October 1, 2000, the Partnership changed its intention in holding its marketable securities to a longer term outlook. Accordingly, since October 1, 2000, the Partnership has classified all of its marketable securities as "available-for-sale" securities. Under FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities", net unrealized and realized gains and losses from trading securities are included in earnings, while net unrealized gains and losses from available-for-sale securities are included in the calculation of "comprehensive net income" in the equity accounts of a company, instead of in earnings. Dividend and interest income from both trading securities and available-for-sale securities, including the amortization of any premium and discount arising at acquisition, are also included in earnings.

     Income and loss from investments in marketable securities included in the Partnership's net income in 2001, 2000 and 1999 is summarized in the following table:

                                                2001         2000        1999
                                               ------      ------      ------
                                                        (In thousands)

Interest income from marketable securities      $148         $127          $0
Margin interest expense                          (19)         (18)          0
Accretion income on bond discount                167          109           0
Unrealized loss from trading securities            0         (205)          0
Loss from impairment of available-for-sale
   securities                                   (200)           0           0
Realized net loss from trading securities          0          (35)          0
                                              ------       ------      ------

  Totals                                         $96         $(22)         $0
                                              ======       ======      ======

     During the fourth quarter of 2001, the Partnership determined that a decline in the market value of one of its available-for-sale securities was not temporary and reclassified the cumulative decline in that security of $200,000 from accumulated other comprehensive loss to its 2001 earnings. The Partnership also reduced its interest income in 2001 by $74,000 for the accrued interest receivable relating to that available-for-sale security. Subsequently, all increases or decreases in the market value of that security will be recorded as other comprehensive income or loss.

     (m) Investment in Real Estate Partnership

     The Partnership accounts for its investment in a real estate partnership under the equity method. Accordingly, the Partnership's net investment is accounted for as an asset, and its allocable share of income or loss of that partnership's net income or loss is reflected in the Partnership's statements of income.

3. LONG-TERM DEBT

     The monthly payments and the outstanding principal balances at December 31, 2001 and 2000 under the Partnership's notes payable are summarized in the following table:

                                                            Outstanding Balance
                                                            -------------------

                                                   Monthly
Type of Loan          Purpose of Loan              Payments     2001      2000
----------------      --------------------------   --------   ------     ------
                                                         (In thousands)

7-year financing      1996 purchase of store           $1        $43        $56
15-year financing     1999 purchase of 14 stores       99      8,641      9,000
20-year financing     1999 refinancing of debt        123     11,507     11,756
                                                   ------     ------     ------
Total notes payable                                  $223     20,191     20,812
                                                   ======
  Less: current portion due within one year                      682        621
                                                              ------     ------
Long-term notes payable                                      $19,509    $20,191
                                                              ======     ======

     The Partnership is obligated under a note payable bearing interest at 9% per annum and payable in monthly installments of $1,000 until September 2004. That note is secured by real property and had aggregate balances of $43,000 and $56,000 at December 31, 2001 and 2000, respectively.

     In February 1999, the Partnership purchased 14 improved real properties from a national convenience store chain on which 14 convenience stores or truck stops are operational. To fund that purchase, the Partnership incurred long-term acquisition financing with a third party lender in the original principal amount of $9,550,000. That debt is fully amortizable over 15 years with 180 equal, monthly payments of principal and interest in the amount of $99,000. Interest is payable on that debt at 9.275% per annum. The payment of this note is secured by deed of trust liens against the 14 properties acquired, and FFP Marketing guaranteed the Partnership's acquisition indebtedness. The principal balance on that debt was $8,641,000 and $9,000,000 at December 31, 2001 and 2000,
respectively. The amount of FFP Marketing's monthly lease payments to the Partnership in the first five years of the lease term ($99,000) equals the Partnership's monthly debt payments. Thereafter, the Partnership's rental income from FFP Marketing on those properties is expected to exceed the Partnership's monthly debt payments because the lease provides for an increase in the monthly rental in the event of an increase in the consumer price index after the fifth and tenth years of that lease.

     In October 1999, the Partnership closed long-term financing from a third party lender and at that time repaid in full its long-term indebtedness then payable to FFP Marketing. The Partnership executed a promissory note payable to the new lender in the amount of $12,000,000 plus a credit enhancement amount of up to $1,043,000. That promissory note is fully amortizable over 20 years with 240 equal, monthly payments of principal and interest of $115,000. Interest is payable on the note at 9.7% per annum. The payment of this note is secured by a deed of trust lien against 63 properties of the Partnership leased to FFP Marketing on a 20-year term. The loan documents provide that the note payable by the Partnership to the lender would be included in a loan pool along with notes payable by other borrowers from that lender and requires the Partnership to pay a monthly credit enhancement fee of up to $8,000 in the event that other members of the loan pool default under their loans. In 2001 and 2000, the Partnership paid credit enhancement fees of $101,000 and $27,000, respectively. The principal balance on that debt was $11,507,000 and $11,756,000 at December 31, 2001 and 2000, respectively

     The aggregate fixed maturities of all of the Partnership's long-term debt for each of the five years subsequent to 2001 are as follows:

                                         (In thousands)

     2002                                     $682
     2003                                      750
     2004                                      821
     2005                                      888
     2006                                      977
     Thereafter                             16,073
                                            ------
                                           $20,191
                                            ======

4. NET INCOME PER UNIT

     The following table reconciles the denominator in the calculation of the basic and diluted net income per unit for limited partnership and general partnership interests in 2001, 2000 and 1999:

                                                     2001       2000       1999
                                                    -----      -----      -----
                                                           (In thousands)

Weighted average number of units outstanding        2,272      2,272      2,272
Effect of dilutive options                              1          5          5
                                                    -----      -----      -----
Weighted average number of units outstanding
     assuming dilution                              2,273      2,277      2,277
                                                    =====      =====      =====

     The computation of diluted net income per unit included options to purchase 30,000 Limited Partnership Units that were outstanding at each of December 31, 2001, 2000 and 1999, but excluded options to purchase 312,999, 262,999 and 262,999 Limited Partnership Units that were outstanding at December 31, 2001, 2000 and 1999, respectively, because it would have been anti-dilutive.


5. NONQUALIFIED UNIT OPTION PLAN

     The Partnership previously granted nonqualified options to purchase 292,999 Limited Partnership Units that were outstanding at December 31, 2001. Such options were granted under its Nonqualified Unit Option Plan and its prior Nonqualified Unit Option Plan for Nonexecutive Employees. The Nonqualified Unit Option plan had terminated in a prior year, but another plan with the same terms was then adopted by the Partnership. Options to purchase 37,998 units are available for grant under the Nonqualified Unit Option Plan for Nonexecutive Employees. A summary of activity under the unit option plans follows:

                                                                        Weighted
                                             Limited        Exercise     Average
                                             Partner         Price      Exercise
                                              Units          Range        Price
                                             -------    --------------  --------

Options outstanding at January 1, 1999       295,999    $0.75 - $2.261    $1.30
Options expired or terminated in 1999         (3,000)         1.211        1.21
                                             -------    --------------    -----
Options outstanding at December 31, 1999
      and 2000                               292,999    $0.75 - $2.261    $1.30
Options granted in 2001                       50,000         0.80          0.80
                                             -------    --------------    -----
Options outstanding at December 31, 2001     342,999    $0.75 - $2.261    $1.23
                                             =======    ==============    =====

Options exercisable, December 31, 2001       292,999    $0.75 - $2.261    $1.30
                                             =======    ==============    =====

     All options to purchase Limited Partnership Units that were outstanding at the completion of the December 1997 restructuring of the Partnership were divided into separate options to purchase Limited Partnership Units and a like number of FFP Marketing common shares. The exercise price for the then existing options for Limited Partnership Units was divided between the two new options in proportion to the closing price on the American Stock Exchange of the Limited Partnership Units and FFP Marketing's common shares. The adjusted exercise prices of the unit options outstanding at December 31, 2001, 2000, and 1999 are as follows:

                               2001               2000               1999
                    ------------------- -------------------- -------------------
   Issue Exercise Options Options Options Options Options Options Date Price Outstndng Exercsble Outstndng Exercisble Outstndng Exercsble
---------- -------  --------- --------- --------- ---------- --------- ---------

11/17/1992 $1.2110    136,333   136,333   136,333    136,333   136,333   136,333
10/06/1994  1.2516      6,666     6,666     6,666      6,666     6,666     6,666
04/06/1995  1.9380     25,000    25,000    25,000     25,000    25,000    25,000
09/19/1995  2.2610     25,000    25,000    25,000     25,000    25,000    25,000
02/26/1997  1.3929     20,000    20,000    20,000     20,000    20,000    13,333
07/23/1998  1.0625     50,000    50,000    50,000     33,334    50,000    16,668
09/16/1998  0.7500     30,000    30,000    30,000     20,000    30,000    10,000
06/18/2001  0.8000     50,000         0         0          0         0         0
                      -------   -------   -------    -------   -------   -------
                      342,999   292,999   292,999    266,333   292,999   233,000
                      =======   =======   =======    =======   =======   =======

     The weighted average exercise price of outstanding options to purchase Limited Partnership Units under the plans at December 31, 2001 was $1.23 per unit, and the weighted average remaining contractual life of those options was
4.1 years.

     In 2001, the Partnership granted options to each of two new members of the Board of Trustees of the general partner of the Partnership to purchase 25,000 Limited Partnership Units at an exercise price of $0.80 per Limited Partnership Unit. As with all of the options of the Partnership, the exercise price for the new options equals to the closing price of the Limited Partnership Units on the date of the grant. The Partnership did not grant any options in 2000 or 1999 to purchase Limited Partnership Units.

         The per unit weighted average fair value of options granted in 2001 was estimated using the Black Sholes option pricing model and assuming a risk free annual rate of 5.22%, a volatility rate of 93.92%, and a life of five years.

     The Partnership applies APB Opinion No. 25 in accounting for its option plans. Accordingly, no compensation cost related to the plans has been recognized in the consolidated financial statements. Had the Partnership determined compensation expense under SFAS No. 123, the Partnership's net income would have been reduced to the pro forma amounts indicated below:

                                            2001          2000         1999
                                           ------       -------      -------
                                        (In thousands, except for per unit data)

Net income -
     As reported                             $143         $310         $132
     Pro forma                                136          291           98
Net income per unit -
     As reported -
         Basic                              $0.06        $0.14        $0.06
         Diluted                             0.06         0.14         0.06
     Pro forma -
        Basic                               $0.06        $0.13        $0.04
        Diluted                              0.06         0.13         0.04

6. RESTRICTIONS ON EXCESSIVE PURCHASE OF UNITS

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

7. REAL ESTATE LEASES

     In October 1999, the Partnership, as lessor, and FFP Marketing, as lessee, executed a new lease, or extended existing leases, for 63 properties providing security for new long-term debt of the Partnership with a 20-year amortization period. Those new or extended leases began at that time with a 20-year lease term. The Partnership's current rental income from FFP Marketing under those leases equals $156,000 per month. These leases provide for "triple net" leases, under which FFP Marketing pays all taxes, insurance, operating, and capital costs, and for increased rent payments every five years (in 2004, 2009 and 2014) based upon increases in the consumer price index.

     In February 1999, the Partnership purchased 14 improved real properties from a third party on which 12 convenience stores and two truck stops are operational. The Partnership immediately leased the properties to FFP Marketing under 15-year leases. The Partnership's total rental payments from FFP Marketing under those leases are $99,000 per month. Of that amount, $28,000 per month is allocated to the land portion of those leases and classified as rental income under operating leases, while $71,000 per month is allocated to the building portion of those leases and classified as payments received under direct financing leases. These leases are "triple net" leases, under which FFP Marketing pays all taxes, insurance, operating, and capital costs, and provide for an increase in rent payments after each five-year period during the term of the leases (in 2004 and 2009) based upon any increase in the consumer price index.

     The following table shows the Partnership's anticipated lease payment receipts under direct financing leases for years subsequent to 2001 and the components of its net investment in direct financing leases at December 31, 2001:

                                                               (In thousands)

 2002                                                               $853
 2003                                                                853
 2004                                                                853
 2005                                                                853
 2006                                                                853
 Thereafter                                                        6,113
                                                                  ------
 Total minimum lease payments                                     10,378
      Amount representing interest income                         (6,596)
                                                                  ------
 Net investment in direct financing leases                         3,782
      Less: current portion                                          (53)
                                                                  ------
 Net investment in direct financing
      leases, excluding current portion                           $3,729
                                                                  ======

     In December 2001, the Partnership purchased a convenience store property from FFP Marketing for $500,000 and leased it back to FFP Marketing under a lease with a 5-year term, plus three 5-year options at the election of FFP Marketing. The lease contains triple net provisions and an increase in rent for each subsequent 5-year period in the event of an increase in the consumer price index. Rent income for the first five years will be $5,000 per month.

     Other than the 20-year leases, the 15-year leases, and 5-year lease described above, substantially all of the remaining real properties of the Partnership are leased to FFP Marketing under operating leases (the "Remaining Leases") that generally expire in either May 2002 or May 2007, plus two five-year renewals at the sole option of FFP Marketing. The Partnership's current rental income from FFP Marketing under the Remaining Leases is approximately $60,000 per month. These leases are also "triple net" leases, under which FFP Marketing pays all taxes, insurance, operating, and capital costs, and provide for an increase in rent payments upon each renewal date periods (either in 2002 and 2007 or in 2007 and 2012), in the event of an increase in the consumer price index.

     The Remaining Leases cover two types of properties: parcels where the land and building are owned by the Partnership (described in the foregoing paragraph), and parcels where only the building is owned by the Partnership and leased to FFP Marketing, subject to a superior ground lease which extends until 2007 (the "Building Only Properties"). Under the terms of the deeds by which the Partnership acquired the Building Only Properties, the Partnership's ownership of the Building Only Properties will terminate upon the expiration of the ground leases, unless extended. The lessors under those ground leases have indicated to the Partnership that they do not currently intend to extend the ground leases past 2007. The Partnership's rental income from the Building Only Properties in 2001, 2000 and 1999 was $688,000, $692,000, and $795,000, respectively.

9. REAL ESTATE PARTNERSHIP INVESTMENT

     In December 2001 the Partnership acquired a 50% limited partnership interest in Brookside Villas, L.P., a newly formed Texas limited partnership ("Brookside Villas") for the purpose of purchasing five acres of land, more or less, in Austin, Texas containing 35 improved residential lots and then marketing, building and selling single-family condominium homes on said lots. Brookside Villas purchased the land in December 2001 from a third party for $1,225,000 with a down payment of $300,000 and financing provided by the seller in the amount of $925,000. The financing is payable with eight monthly principal only installments of $50,000, lot release payments of principal only of $35,000 for each lot when a sale is closed, and a maturity date in September 2002 for all remaining principal and accrued interest at 8% per annum. The financing is secured by a deed of trust lien on the property.

     Brookside Villas had no income or expenses in the period ended December 31, 2001, and its unaudited condensed balance sheet of Brookside Villas at December 31, 2001 was as follows:

                                                            (in thousands)
                           ASSETS

 Land                                                            $1,225
                                                                 ------
       Total Assets                                               1,225
                                                                 ======

              LIABILITIES AND CAPITAL

Current liabilities-
     Notes payable                                                $925
                                                                 -----
Total current liabilities                                          925
                                                                 -----
Total liabilities                                                  925
Partners' capital                                                  300
                                                                 -----
   Total liabilities and capital                                $1,225
                                                                ======

     As a limited partner of Brookside Villas, the Partnership is not liable on Brookside Villas' note payable of $925,000 and also did not guarantee that debt.

10. RELATED PARTY TRANSACTIONS

     Both officers of the General Partner hold similar positions with FFP Marketing. In addition, entities owned directly or indirectly by the Partnership's chief executive officer, members of his immediate family, and other members of the senior management of the Partnership have in the past, and intend to do so in the future, engaged in transactions with the Partnership. In December 2001 the Vice President-Finance of the Partnership's general partner acquired a 5% limited partnership interest in Brookside Villas. See Note 9.

     The Partnership leases properties to FFP Marketing. In 2001, 2000, and 1999, the Partnership received lease payments from FFP Marketing in the amount of $2,932,000, $2,951,000, and $2,952,000, respectively. The Partnership also paid $853,000, $853,000 and $710,000 to FFP Marketing in 2001, 2000 and 1999,
respectively, as direct financing lease payments for the buildings purchased by the Partnership and leased in February 1999. In addition, the Partnership paid interest of $892,000 to FFP Marketing in 1999 under a note payable to FFP Marketing that was refinanced in October 1999 with third party indebtedness.

     The Partnership and FFP Marketing are parties to a reimbursement agreement pursuant to which the Partnership reimburses FFP Marketing for all direct costs of the Partnership (such as costs to prepare its annual partnership tax returns, annual audit fees, et al.) plus an annual management fee of $200,000 for indirect overhead costs of the Partnership. Accordingly, the Partnership paid $200,000 to FFP Marketing as the management fee for indirect overhead costs in each of 2001, 2000 and 1999.

     The Partnership uses the cash management services of FFP Marketing and did not establish its own bank account until December 2001. Under their agreement, FFP Marketing pays all of the Partnership's expenses, receives all of its revenues, and maintains detailed records of each transaction. An ongoing account is maintained with the amount owed accruing interest monthly at the prime rate. The Partnership earned $123,000, $108,000 and $140,000 as interest income on the amounts owed by FFP Marketing to the Partnership in 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, FFP Marketing was indebted to the Partnership in the amount of $1,527,000 and $1,407,000, respectively. Subsequent to December 31, 2001, FFP Marketing repaid the Partnership substantially all of the amount outstanding at year end.

                                  Exhibit 10.6

                          LIMITED PARTNERSHIP AGREEMENT
                                       of
                             BROOKSIDE VILLAS, LTD.

     This Limited Partnership Agreement of Brookside Villas, Ltd. (referred to in this Limited Partnership Agreement as the "Agreement") is made and entered into as of December 17, 2001 by, between and among Admiral Construction, Inc. (referred to in this Agreement as the "General Partner") and FFP Properties, L.P., a Texas limited partnership, and Craig T. Scott (referred to in this Agreement collectively as the "Class A Limited Partners" and individually as a "Class A Limited Partner"), and T. David Young (referred to in this Agreement as the "Class B Limited Partner"). The Class A Limited Partners and the Class B Limited Partner are referred to in this Agreement collectively as the "Limited Partners" and individually as a "Limited Partner". The General Partner and the Limited Partners are referred in this Agreement collectively as the "Partners" or individually as a "Partner".

                                    ARTICLE I
                            FORMATION AND DEFINITIONS

     1.01. Organization. The undersigned parties to this Agreement hereby agree to form a limited partnership, named Brookside Villas, Ltd. (referred to in this agreement as the "Partnership"), to be governed by the terms of this Agreement and the Texas Revised Limited Partnership Act (referred to in this Agreement as the "Act").

     1.02. Certificate of Limited Partnership. The General Partner shall execute a certificate of limited partnership at the time this Agreement is executed, file the certificate with the Secretary of State of the State of Texas, and send a file stamped copy of the certificate to each Limited Partner. Thereafter, the General Partner shall execute and file other certificates or instruments as necessary, appropriate, or convenient under the Act and any other laws of the State of Texas.

     1.03. Purposes of Partnership. The purposes of the Partnership shall be to joint venture, acquire, own, manage, finance, refinance, develop, construct improvements, rent and/or sell thirty-five (35) condominium units in The St. Elmo Villas Condominium in the City of Austin, Travis County, Texas, all as more particularly described in Exhibit "A" attached to this Agreement and made a part hereof for all purposes (the "Project"), and further to lend money to purchasers of all or a portion of the Partnership's real estate on such collateral, terms and conditions as may be approved by all of the Partners.

     1.04. Certain Definitions. The following capitalized terms shall have the meanings given them below:

     "Adjusted Capital Account Deficit" means, with respect to any Partner, the deficit balance, if any, in such Partner's Capital Account as of the end of the relevant fiscal year, after giving effect to the following adjustments:

     (a) Credit to such Capital Account any amounts which such Partner is obligated to restore pursuant to any provision of this Agreement or is deemed to be obligated to restore to the Partnership upon liquidation as determined in accordance with Sections 1.704-1(b)(2)(ii)(c), 1.704-1(b)(2)(ii)(d), and the penultimate sentences of Sections 1.704-2(g)(1) and 1.704-2(i)(5) of the Regulations; and

     (b) Debit to such Capital Account the items described in Sections 1.704-1(b)(2)(ii)(d)(4), 1.704-1(b)(2)(ii)(d)(5), and 1.704-1(b)(2)(ii)(d)(6) of
the Regulations.

     The foregoing definition of Adjusted Capital Account Deficit is intended to comply with the provisions of Section 1.704-1(b)(2)(ii)(d) of the Regulations and shall be interpreted consistently therewith.

     "Affiliate" as to any Person shall mean any other Person that Controls, is Controlled by, or is under common control with, such Person. For these purposes with respect to Persons other than individuals, "Control" shall mean the ownership of at least 20% of the equity securities of a Person, or control of a sufficient percentage of general partners, managers, members, or others so as to give indirect control of another Person.

     "Capital Contributions" for any particular Partner at any particular time shall be the aggregate of all contributions to the Partnership by such Partner pursuant to Article IV hereof.

     "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time (or any corresponding provisions of succeeding law).

     "Net Income" or "Net Loss" means, with respect to the Partnership for each fiscal year, the excess or the deficiency, as the case may be, of all income and gain for such fiscal year over the aggregate of all expenses, deductions, and losses for such fiscal year.

     "Partner Minimum Gain" shall be "partner nonrecourse debt minimum gain," as defined in Regulations Section 1.704-2(i)(2) and determined in accordance with Regulations Sections 1.704-2(i)(3) and 1.704-2(k).

     "Partner Nonrecourse Debt" has the meaning set forth in Regulations Sections 1.704-2(b)(4) and 1.704-2(i).

     "Partner  Nonrecourse  Deduction"  has the meaning set forth in Regulations
Section 1.704-2(i).

     "Partnership Minimum Gain" has the meaning set forth in Regulations Section 1.704-2(d) and shall be determined in accordance with the provisions of Regulations Section 1.704-2(k).

     "Person" shall mean any individual or any partnership, corporation, unincorporated association, trust, or other type or kind of entity.

     "Regulations" shall mean the temporary and permanent Income Tax Regulations promulgated under the Code, as such regulations may be amended from time to time (including corresponding provisions of succeeding Regulations).

     "Unreturned Capital" at any particular time, for a particular Partner, shall mean the excess, if any, of (i) the aggregate Capital Contributions made by such Partner to the Partnership pursuant to Article IV, over (ii) the cumulative amount of distributions from the Partnership made to such Partner pursuant to Section 5.06(b)(i) to such time.

                                   ARTICLE II
                           NAME AND PLACE OF BUSINESS

     2.01. Name of Limited Partnership. The Partnership shall conducted its business under the name Brookside Villas, Ltd. and under such variations of this name as may be necessary to comply with the laws of Texas. The General Partner shall execute and file with the proper offices in a timely manner any instruments required by the Fictitious Name or Assumed Name Act or similar laws in effect in the State of Texas.

     2.02. Location of Partnership Offices. The principal place of business of the Partnership shall be 2499-A South Capital of Texas Highway, Austin, Travis County, Texas 78746. This place of business shall be the registered office in Texas and the principal office in the United States as defined in the Act. The General Partner may change the registered office in Texas and principal office in the United States by complying with the provisions of the Act and all other applicable laws. The General Partner may establish additional places of business of the Partnership.

     2.03. Names and Addresses of Partners. The names and addresses of each Partner are listed in Exhibit "B", attached to this Agreement and incorporated by reference. There are no other partners of this Partnership, and no other person or entity has any right to take part in the ownership, management, or other rights of the Partnership, except as otherwise provided in this Agreement.

                                   ARTICLE III
                               TERM OF PARTNERSHIP

     3.01. The Partnership shall begin as of the date of filing the certificate of limited partnership and shall continue in existence until it is earlier terminated, liquidated, or dissolved in accordance with this Agreement or by operation of law.

                                   ARTICLE IV
                 CAPITAL CONTRIBUTIONS AND PARTNERSHIP INTERESTS

     4.01. Initial Contributions. Upon execution of this Agreement, each Partner shall make an initial contribution in cash to the Partnership as described in Exhibit "B" of this Agreement. Upon making the initial contribution as shown in Exhibit "B" of this Agreement, each Partner shall own the percentage interest in the Partnership (collectively the "Percentage Interests" and individually, a "Percentage Interest") as set forth opposite his name in Exhibit "B" of this Agreement.

     4.02. Required Equity Contributions. The Class A Limited Partners may be required to make additional capital contributions as set forth in this Agreement. The Partnership may assess additional contributions to the Class A Limited Partners pursuant to this Section 4.02 up to an aggregate amount of $400,000.00. Subject to such limitation, each Class A Limited Partner shall be required to contribute the amount of each such assessment multiplied by the ratio that such Partner's then current Percentage Interest in the Partnership as shown in Exhibit "B" of this Agreement bears to the total of the then current Percentage Interests in the Partnership of all Class A Limited Partners as shown in Exhibit "B" of this Agreement.

     4.03. Additional Required Contributions. The Partners may be required to make additional capital contributions only as set forth in this Agreement. The Partnership may assess additional contributions in the amounts as agreed upon from time to time as Approved by the Partners.

     4.04. Voluntary Contributions. Partners shall not be permitted to make additional contributions to the Partnership, other than those assessed as provided in this Article, without the Approval of the Partners. Thus, Partners may not alter their Percentage Interests in the Partnership by making additional voluntary contributions.

     4.05. Compromise and Release of Contribution Obligations. A Partner's obligation to make contributions to the Partnership under this Agreement shall not be compromised or released, except with the consent of the General Partner and the Limited Partners holding a majority of all Percentage Interests.

     4.06. Partnership Borrowing. If the Partnership needs additional funds at any time after the Class A Limited Partners have made additional capital contributions to the Partnership pursuant to Section 4.02 hereof in the aggregate amount of $400,000, the Partnership may borrow funds from the Class A Limited Partners. With respect to any Partnership borrowings from the Class A
Limited Partners pursuant to this Section 4.06, the Partnership shall pay interest thereon at the rate of ten percent (10%) per annum, accruing daily and compounded annually. All debt incurred by the Partnership from any Class A Limited Partner shall be senior to and have payment priority ahead of either operating distributions or liquidating distributions to the Partners pursuant to Sections 5.06 and 8.05 hereof respectively.

     4.07. Capital Accounts. The amount of a Partner's capital account ("Capital Account") in the Partnership shall be determined in accordance with Regulations
Section 1.704-1(b)(2)(iv), including by:

     (a) crediting to such account (i) all contributions to the Partnership made by or on behalf of such Partner or his or its predecessor in interest, including the fair market value of any property contributed (less any liabilities assumed by the Partnership or to which any property may be subject) and (ii) all gains and income of the Partnership allocated to such Partner or his or its predecessor in interest; and

     (b) debiting to such account (i) all distributions from the Partnership made to or on behalf of such Partner or his or its predecessor in interest, including the fair market value of any property distributed (less any liabilities assumed by the Partner or to which any property may be subject) and
(ii) all losses and deductions of the Partnership allocated to such Partner or his or its predecessor in interest.

                                    ARTICLE V
                               PROFITS AND LOSSES

     5.01. Allocation of Net Income. Subject to Section 5.03 below, all Net Income of the Partnership, for each fiscal year, shall be allocated to the Partners in the following order of priority:

     (a) First, Net Income shall be allocated to the Partners to the extent of any Net Losses which were previously allocated to such Partners pursuant to
Section 5.02 below and which have not been previously offset by allocations under this Section 5.01(a), to be allocated among the Partners in the reverse order and amounts that such Net Losses were allocated to the Partners under
Section 5.02 below.

     (b) Second, Net Income shall be allocated to the Class A Limited Partners until the cumulative allocations of Net Income to date to the Class A Limited Partners under this Section 5.01(b) equal $710,228.20, such amount to be allocated among the Class A Limited Partners in accordance with their relative Percentage Interests.

     (c) Third, Net Income shall be allocated to the General Partner and the Class B Limited Partner until the cumulative allocations of Net Income to date to the General Partner and the Class B Limited Partner under this Section 5.01(c) equal $581,095.80, such amount to be allocated among the General Partner and the Class B Limited Partner in accordance with their relative Percentage Interests.

     (d) Finally, Net Income shall be allocated to the Partners pro rata in accordance with their respective Percentage Interests.

     5.02. Allocation of Net Loss. Subject to Section 5.03 below, all Net Losses of the Partnership, for each fiscal year, shall be allocated to the Partners in the following order of priority:

     (a) First, Net Losses shall be allocated to the Partners to the extent of any Net Income which was previously allocated to such Partners pursuant to
Section 5.01 above and which has not been previously offset by allocations under this Section 5.02(a), to be allocated among the Partners in the reverse order and amounts that such Net Income was allocated to the Partners under Section
5.01 above.

     (b) Second, Net Losses shall be allocated to the Partners to the extent of and in the ratio of their respective positive Capital Accounts balances.

     (c) Finally, Net Losses shall be allocated to the Partners pro rata in accordance with their respective Percentage Interests.

     5.03. Regulatory Allocations.

     (a) Adjusted Capital Account Deficit. Notwithstanding any other provision of this Agreement, no item of deduction or loss shall be allocated to a Limited Partner to the extent the allocation would cause such Limited Partner to have an Adjusted Capital Account Deficit. In the event some but not all of the Limited Partners would have an Adjusted Capital Account Deficit as a consequence of such an allocation of loss or deduction, the limitation set forth in this Section 5.03(a) shall be applied on a Partner by Partner basis so as to allocate the maximum permissible deduction or loss to each Limited Partner under Section 1.704-l(b)(2)(ii)(d) of the Regulations. All deductions and losses in excess of the limitations set forth in this Section 5.03(a) shall be allocated to the General Partner. In the event any loss or deduction shall be specially allocated to a Partner pursuant to either of the two preceding sentences, an equal amount of income of the Partnership shall be specially allocated to such Partner prior to any allocation pursuant to Section 5.01.

     (b) Partnership Minimum Gain Chargeback. Notwithstanding any other provision of this Agreement, if the Partnership Minimum Gain on the last day of any fiscal year is less than the Partnership Minimum Gain on the last day of the immediately preceding fiscal year, then (before any other allocation of Partnership items for such year under this Agreement, other than as provided in
Section 5.03(c) below) there shall be specially allocated to each Partner items of Partnership income and gain for such year (and, if necessary, subsequent fiscal years) in an amount equal to such Partner's share of the net decrease in Partnership Minimum Gain (determined in accordance with Regulations Section 1.704-2(g)). The items to be so allocated shall be determined in accordance with Regulations Sections 1.704-2(f)(6) and 1.704-2(j)(2)(i) and (iii). This Section 5.03(b) is intended to comply with the minimum gain chargeback requirement in Regulations Section 1.704-2(f) and shall be interpreted consistently therewith.

     (c) Partner Minimum Gain  Chargeback.  Subsequent to any allocations  under
Section 5.03(b) above, other than allocations of gain from the disposition of property subject to Partner Nonrecourse Debt, if Partner Minimum Gain on the last day of any fiscal year is less than the Partner Minimum Gain on the last day of the immediately preceding fiscal year, then, except as provided herein, each Partner shall be specially allocated items of Partnership income and gain for such year (and, if necessary, subsequent fiscal years) in an amount equal to that Partner's share, if any, (determined in accordance with Regulations Section 1.704-2(i)(4)) of the net decrease in Partner Minimum Gain (such net decrease to be determined in a manner consistent with the provisions of Regulations Sections 1.704-2(d) and 1.704-2(g)(3)). The items to be so allocated shall be determined in accordance with the provisions of Regulations Sections 1.704-2(i)(4) and 1.704-2(j)(2)(ii) and (iii). Notwithstanding the foregoing, no such special allocations of income and gain shall be made to the extent that the net decrease in Partner Minimum Gain described above arises because the liability ceases to be Partner Nonrecourse Debt due to a conversion, refinancing, or other change in the debt instrument that causes it to become partially or wholly a nonrecourse liability within the meaning of Regulations Section 1.752-1(a)(2). This Section 5.03(c) is intended to comply with the chargeback and other provisions of Regulations Section 1.704-2(i) and shall be interpreted consistently therewith.

     (d) Qualified Income Offset. Notwithstanding any other provision of this Agreement, in the event any Partner unexpectedly receives any adjustments, allocations, or distributions described in Regulations Sections
1.704-1(b)(2)(ii)(d)(4), (5), or (6), items of Partnership income and gain (including gross income) for such fiscal year or other period (and, if necessary, subsequent fiscal years) shall (prior to any allocation pursuant to
Section 5.01 hereof) be specially allocated to such Partner in an amount and manner sufficient to eliminate, to the extent required by the Regulations, the Adjusted Capital Account Deficit of such Partner as quickly as possible, provided that an allocation pursuant to this Section 5.03(d) shall be made if and only to the extent that such Partner would have an Adjusted Capital Account Deficit after all other allocations provided for in this Article IV have been tentatively made as if Sections 5.03(b), (c), and (d) were not contained herein. This Section 5.03(d) is intended to satisfy the provisions of Regulations
Section 1.704-1(b)(2)(ii)(d) and shall be interpreted consistently therewith.

     (e) The tax allocations made in accordance with Sections 5.03(a), 5.03(b), 5.03(c), 5.03(d), and 5.03(f) (collectively, the "Regulatory Allocations") shall be taken into account in allocating, for tax purposes, items of income, gain, loss, and deduction among the Partners so that, to the extent possible, the net amount, when taken together, of such allocations of income, gain, loss, and deduction and the Regulatory Allocations made to each Partner shall be equal to the amount that would have been allocated to each such Partner if the Regulatory Allocations had not occurred.

     (f) Any Partner Nonrecourse Deductions must be specially allocated to the Partner who bears the economic risk of loss with respect to the Partner Nonrecourse Debt, if any, to which such Partner Nonrecourse Deductions are attributable in accordance with the provisions of Section 1.704-2(i) of the Regulations.

     5.04. Tax Allocations; Code Section 704(c). In accordance with Section 704(c) of the Code and the applicable Regulations thereunder, income, gain, loss, deduction, and tax depreciation with respect to any property contributed to the capital of the Partnership which has a fair market value different than its adjusted tax basis at the time of contribution, shall, solely for income tax purposes, be allocated among the Partners, particularly the contributing Partner, so as to take into account any variation between the fair market value and adjusted tax basis of such property to the Partnership.

     5.05. Changes in Percentage Interests. If a Partner's Percentage Interest changes during any fiscal year, the allocations to be made pursuant to this Agreement shall be made in accordance with Section 706 of the Code, using any convention permitted by Section 706 of the Code and the Regulations promulgated thereunder and selected by the General Partner so as to equitably effectuate the allocations of this Article V.

     5.06. Operating Distributions to Partners.

     (a) Except as provided in Section 8.05 in connection with the termination and liquidation of the Partnership, the General Partner shall distribute cash funds of the Partnership at such times and in such amounts as Approved by the Partners, except that such funds shall be distributed by the General Partner in accordance with the provisions of Section 5.06(b) below. In determining the amount of cash funds to distribute pursuant to this Section 5.06, the General Partner may consider such factors as the need to allocate funds to any reserves for Partnership contingencies or any other Partnership purposes that the General Partner deems necessary or appropriate.

     (b) Funds of the Partnership to be distributed hereunder shall be distributed to the Partners in the following order of priority:

     (i) First, funds shall be distributed to the Partners until the cumulative distributions to date under this Section 5.06(b)(i) equal the cumulative Capital Contributions of the Partners pursuant to Article IV, such amount to be distributed among the Partners in the ratio of their respective amounts of Unreturned Capital.

     (ii) Second, funds shall be distributed to the Class A Limited Partners until the cumulative distributions to date under this Section 5.06(b)(ii) equal $710,228.20, such amount to be distributed among the Class A Limited Partners in accordance with their relative Percentage Interests.

     (iii) Third, funds shall be distributed to the General Partner and the Class B Limited Partner until the cumulative distributions to date under this
Section 5.06(b)(iii) equal $581,095.80, such amount to be distributed among the General Partner and the Class B Limited Partner in accordance with their relative Percentage Interests.

     (iv) Finally, funds shall be distributed to the Partners pro rata in accordance with their respective Percentage Interests.

                                   ARTICLE VI
                        OWNERSHIP OF PARTNERSHIP PROPERTY

     6.01. All real or personal property, including all improvements placed or located on the property, acquired by the Partnership shall be owned by the Partnership. No Partner shall have any interest in specific property of the Partnership. Each Partner hereby expressly waives the right to require partition of any Partnership property or any part thereof.

                                   ARTICLE VII
                                 FISCAL MATTERS

     7.01. Partnership Fiscal Year and Accounting Method. The Partnership shall be treated as a partnership for income tax purposes. The Partnership's books and records and all required income tax returns shall be kept or made on the basis of the calendar year. The Partnership shall use the cash or accrual method of accounting, as determined by the General Partner.

     7.02. Partnership Accounts. The General Partner shall receive all monies of the Partnership and shall deposit them in one or more separate Partnership accounts at a bank or other financial institution. No other funds shall be deposited in or commingled with these accounts. The Partnership shall make all expenditures with checks drawn or electronic transfers against these Partnership accounts. Funds deposited in the Partnership's bank accounts may be withdrawn only to pay Partnership debts and obligations or to be distributed to Partners as provided in this Agreement.

     7.03. Books and Records. The General Partner shall keep just and true books of account and all other Partnership records, including all records required to be kept by law, at the Partnership's principal place of business. The books and records shall be preserved for at least six (6) years after the end of the Partnership term. Upon written request of a Limited Partner, the General Partner shall promptly provide the following, at the Partnership's expense: a copy of this Agreement as it may be amended from time to time; the certificate of limited partnership and all amendments and restatements of the certificate of limited partnership; and the Partnership's federal and state income tax returns. In addition, a Partner may examine and copy, at the Partner's expense, any other Partnership records upon written request. Within five (5) working days of receipt of a request described in this Section, the General Partner shall make Partnership records available to Partners. A Limited Partner or his representative may examine these records at any time during normal business hours.

     7.04. Accounting. Within forty-five (45) days after the close of each fiscal year of the Partnership, the General Partner shall furnish to each Partner a balance sheet for the Partnership as of the end of the accounting period and a full and detailed financial report on the business operations of the Partnership during the entire accounting period. All of the services to be performed by the General Partner and costs incurred in providing Partners with accounting and tax information shall be at the expense of the Partnership.

     7.05. Tax Matters. All items of Partnership income, expense, gain, loss, deduction, and credit for tax purposes shall be allocated as provided in this Agreement relating to allocations of profits and losses. The tax matters partner shall be the General Partner or such other person as the Limited Partners holding a majority of all Percentage Interests may designate in writing from time to time. The tax matters partner shall furnish within forty-five (45) days after the close of each fiscal year of the Partnership all information Partners need to complete their Federal and State income tax returns, including statements of the net distributable income or loss to each Partner from the operation of the Partnership.

     7.06. Audits. Any Partner shall have the right to have an audit conducted of the Partnership's books. The Partner requesting the audit shall bear the expense of the audit unless the Limited Partners holding a majority of all Percentage Interests authorize payment of audit expenses. The Partner requesting the audit may select the accounting firm to conduct the audit. The Partnership shall not be required to be audited more than once in any fiscal year.

                                  ARTICLE VIII
                        MANAGEMENT OF PARTNERSHIP AFFAIRS

         8.01. Management of Partnership.

     (a) The right to manage, control, and conduct the business and affairs of the Partnership shall be vested solely in the General Partner. Except as provided in Section 8.01(b), the Limited Partners shall not take part in the management of the affairs of the Partnership and under no circumstances may a Limited Partner control the Partnership business or sign for or bind the
Partnership.   Without   limiting  the   generality   of  the   foregoing,   and
notwithstanding anything to the contrary contained in this Agreement, the General Partner shall have the exclusive authority to act for and on behalf of the Partnership, and no third party shall ever be required to inquire into the authority of the General Partner to take such action on behalf of the Partnership. Except as expressly limited in this Agreement, the General Partner shall have the rights, authority, and powers of general partners with respect to the Partnership business and the Partnership Assets as set forth in the Act as in effect upon the Effective Date of this Agreement. The General Partner shall not be required to devote its full time and attention to the business of the Partnership, but only such time as it deems necessary for the proper conduct of the Partnership's affairs.

     (b) No act shall be taken, sum expended, or obligation incurred by the General Partner for or on behalf of the Partnership with respect to a matter within the scope of any of the following major decisions ("Major Decisions") affecting, directly or indirectly, the Partnership, or the Partnership Assets, unless approved as described in subsection 8.01(c):

     (i) Approving the terms of any third party financing for the Partnership or borrowing any funds or incurring any indebtedness in the name of the Partnership not in the ordinary course of the Partnership's business;

     (ii) Approving any current  distribution  of Partnership  funds pursuant to
Section 5.06 of this Agreement;

     (iii) Selling, exchanging, or otherwise disposing of one or more of the condominium units in the Project for a sales price equal to less than $110.00 per square foot;

     (iv) Negotiating or entering into any contract, agreement, or understanding (including, without limitation, any contract, agreement, or understanding with any vendor or supplier of the Partnership), and otherwise making any expenditure, incurring any debt, or taking any action, in excess of (or otherwise not included as part of) an approved plan and budget of the Partnership;

     (v) Making an assignment for the benefit of creditors;

     (vi) Appointing or consenting to the appointment of a receiver or trustee for the Partnership;

     (vii) Filing a petition under any bankruptcy or other similar law providing for reorganization, dissolution, or liquidation; or

     (viii) Any other item in this Agreement requiring the Approval of the Partners.

     (c) No Major Decision may be made or effected by or on behalf of the Partnership without the approval of the Partners holding a majority of all Percentage Interests in the Partnership. As used in this Agreement, "Approved by the Partners", "Approval of the Partners", and other like terms shall mean the approval or consent of the Partners holding a majority of the Percentage Interests in the Partnership. Any Partner may at any time propose a Major Decision to the other Partners by giving written notice to the other Partners. Within ten (10) days after receipt of such notice, each Partner shall indicate, in writing, to the requesting Partner, his or its approval or disapproval of such Major Decision; provided, that, in the event any Partner does not respond in such 10-day period, such Partner shall be deemed to have disapproved such Major Decision. If any Partner or Partners holding a majority of the Percentage Interests in the Partnership approve of, consent to, or otherwise take any action contemplated by this Section 8.01(c), such action shall neither require any further polling of any other Partners, nor require any further approval, consent, or action of any other Partners. In the event Partners holding less than a majority of the Percentage Interests of the Partners with respect to a Major Decision have approved or consented to such Major Decision within the aforementioned 10-day period, such action shall constitute disapproval by the Partners of such Major Decision.

     8.02. Powers of General Partner. Subject to the limitations in this Agreement, the General Partner in the name of and on behalf of the Partnership shall have the authority to take any action it deems to be necessary, appropriate, or convenient relating to the management of the Partnership, including, but not limited to, the powers to:

     (a) maintain, manage, improve, and make repairs of Partnership property and assets, and employ the services of third parties to assist in the same;

     (b) execute any draft or check against the Partnership's bank or other depository account(s) for day-to-day operating expenses of the Partnership;

     (c) supervise the operation of the businesses and other activities of the Partnership;

     (d) employ and direct consultants, attorneys, accountants, or other persons performing professional services on behalf of the Partnership;

     (e) borrow up to $10,000.00 on an unsecured basis for any Partnership purpose, provided that the terms of any such borrowings shall be commercially reasonable and competitive with terms available from third parties on an "arms-length" basis; and

     (f) perform any other duties contemplated by this Agreement and make all other routine day-to-day management decisions common to the operation of a partnership or business of this type.

     8.03. Transactions Between Partners and Partnership. A Partner may lend money to and otherwise transact business with the Partnership on the terms no worse to the Partnership as would be obtained from a third party and has the same rights and obligations relating to those matters as a person who is not a Partner, except as otherwise provided by this Agreement and all applicable laws.

     8.04. Prohibited Acts. As long as the Partnership is in existence, and except with the prior written consent of all of the Partners, no Partner shall:

     (a) Do any act in violation of this Agreement.

     (b) Do any act with the intention of harming the operations of the Partnership.

     (c) Do any act that would make it impossible or unnecessarily difficult to carry on the intended or ordinary business of the Partnership.

     (d) Receive an improper personal benefit from the operation of the Partnership.

     (e) Use the assets of this Partnership, direct or indirectly, for any purpose other than carrying on the business of this Partnership for the benefit of all Partners.

     (f) Wrongfully transfer or dispose of Partnership property, including intangible property such as good will.

     (g) Use the name of the Partnership (or an substantially similar name) or any trademark or trade name adopted by the Partnership, except on behalf of the Partnership in the ordinary course of the Partnership's business.

     (h) Disclose to any non-Partner any of the Partnership business practice, trade secrets, or any other information not generally known to the business community, except that the Class A Limited Partners may make such disclosures as may be required or permitted by applicable laws, rules or regulations.

     8.05. Expenses.

     (a) The General Partner shall be entitled to reimbursement for any reasonable expenses it advances for Partnership business.

     (b) During the term of the Partnership, the Partnership will pay the General Partner monthly amounts, with payments to be made on or before the fifth
(5th) day after the end of each such month commencing with the first full month following the Effective Date of this Agreement. The payments to the General Partner provided for in this Section 8.05(b) will be made to reimburse the General Partner for certain overhead expenses associated with the Partnership and shall constitute "Guaranteed Payments" as such term is defined in Section 707(c) of the Code. The amount of such Guaranteed Payments for a month shall equal the product of (i) the number of hours, and pro-rata for parts of an hour, that each employee of the General Partner, other than T. David Young, actually spends on Partnership business during that month, times (ii) twice the hourly rate of compensation of such employee during that month. Notwithstanding anything to the contrary contained in this Agreement, the aggregate amount of Guaranteed Payments to the General Partner shall not exceed the product of (i) $4,000, times (ii) the number of condominium units in the Project.

     8.06. Meetings of Partners. The Partners shall hold regular annual meetings at times and places to be selected by the General Partner. In addition, the Limited Partners holding at least twenty percent (20%) of all Percentage Interests may call a special meeting at any time after giving at least three (3) days written notice to all Partners. Any Partner may waive notice of or attendance at any meeting, or may attend by telephone or any other electronic communication device, or may execute a signed written consent. The quorum required to transact business at Partnership meetings is the General Partner and the Limited Partners holding a majority of all Percentage Interests. The Partners may transact all business properly brought before them at meeting. A Partner may vote by proxy. The General Partner shall keep regular minutes of all Partnership meetings. The minutes shall be placed in the Partnership minute book and kept with the Partnership records.

     8.07. Action Without Meeting. Any action required or permitted to be taken at a meeting of the Partners or a class of Partners may be taken without a meeting if written consent setting forth the act on to be taken is signed by all Partners entitled to vote. This consent shall have the same force as a unanimous vote of the Partners or class of Partners. The original signed consents shall be placed in the Partnership minute book and kept with the Partnership records.

8.08. Withdrawal of General Partner. The General Partner shall not retire or withdraw from the Partnership at any time. Retirement or withdrawal by the General Partner in contravention of this Section 8.08 shall subject such General Partner to liability for all damages caused any other Partner (other than a Partner who is, at the time of such withdrawal, in default under this Agreement) by such retirement or withdrawal and the consequential dissolution of the Partnership.

     8.9. Removal of General Partner. The General Partner may be removed at any time, with or without good cause, if all of the Limited Partners do not agree that the General Partner should continue to act in the capacity of General Partner. If a General Partner is removed, that Partner's interest in the Partnership shall be converted to a Limited Partner interest subject to the provisions of this Agreement.

     8.10. Election of New General Partner.

     (a) The Limited Partners holding a majority of all Percentage Interests may elect a successor General Partner ("Successor General Partner"), regardless of whether any General Partner is then remaining and carrying on the Partnership business. If there is no remaining General Partner, a majority in interest of the Limited Partners shall either vote to dissolve the Partnership or to elect at least one Successor General Partner. The Limited Partners may elect a person to serve as an interim manager pending election of a Successor General Partner. The elections provided in this Section 8.10 shall be made by a vote of the Limited Partners holding a majority of all Percentage Interests. In the event the required number of votes cannot be obtained, the Partnership will be dissolved.

     (b) An interim manager appointed under this Section shall have and may exercise only the rights and powers of a General Partner needed to preserve Partnership assets until a Successor General Partner is appointed or the Limited Partners select a person to wind up the Partnership business as provided in this Agreement. The interim manager shall be liable for a breach of duty of a general partner as provided in this Agreement, but the interim manager shall not be liable as a general partner for Partnership obligations. The provisions of this Agreement relating to indemnification shall apply to the interim manager.

                                   ARTICLE IX
                         LIABILITIES AND INDEMNIFICATION

     9.01. Liability of Partners to Third Parties. The General Partner (if only one) shall be liable for the debts and obligations of the Partnership, and the General Partners (if more than one) shall be jointly and severally liable for the debts and obligations of the Partnership. Limited Partners shall not be liable for the debts and obligations of the Partnership or for any Partnership losses beyond the amount of the Limited Partner's total contribution.

     9.02. When Indemnification is Required, Permitted, and Prohibited.

     (a) The Partnership shall indemnify a Partner, employee, or agent of the Partnership who was, is, or is threatened to be made a named defendant or respondent in a proceeding because the person is or was acting within the scope of his or her official capacity to the Partnership. However, the Partnership shall indemnify the person only if he acted in good faith and reasonably believed that his conduct was in the Partnership's best interests. In a case of a criminal proceeding, the person may be indemnified only if he had no reasonable cause to believe that his or her conduct was unlawful. The Partnership shall not indemnify a person who is found liable to the Partnership or Partners or if the person is found liable on the basis that he improperly received personal benefit or that he committed other willful or intentional misconduct.

     (b) The termination of a proceeding by judgment, order, settlement, conviction, or a plea of nolo contendere or its equivalent does not alone determine that the person did not meet the requirements of Section 9.02(a) above. A person shall be conclusively considered to have been found liable in relation to any claim, issue, or matter if a court of competent jurisdiction has adjudged such person as being liable and all appeals have been exhausted.

     (c) The Partnership shall pay or reimburse expenses incurred by a Partner, employee, or agent of the Partnership in connection with the person's appearance as a witness or other participation in a proceeding involving or affecting the Partnership when the person is not a named defendant or respondent in the proceeding.

     (d) In addition to the situations otherwise described in this Section, the Partnership may indemnify a Partner, employee, agent, or person serving at the request of the Partnership as a representative of another enterprise to the extent permitted by law. However, the Partnership shall not indemnity any person in a situation prohibited under Section 9.02(a) above.

     (e) Before the final disposition of a proceeding, the Partnership may pay indemnification expenses permitted under this Agreement and authorized by the Partnership. However, the Partnership shall not pay indemnification expenses to a person before the final disposition of a proceeding if the person is a named defendant or respondent in an proceeding brought by the Partnership or one or more Partners, or the person is alleged to have improperly received personal benefit, or committed other willful or intentional misconduct.

     (f) If the Partnership may indemnify a person under this Agreement, the person may be indemnified against judgments, penalties including excise and similar taxes, fines, settlements, and reasonable expenses (including attorney's fees) actually incurred in connection with the proceedings.

     9.03. Procedures Relating to Indemnification Payments.

     (a) Before the Partnership may pay any indemnification expenses (including reasonable attorneys fees), the Partnership must specifically determine that indemnification is permissible, authorize indemnification, and determine that expenses to be reimbursed are reasonable, except as provided in Section 9.03(c). The Partnership may make these determinations and decisions by one of the following procedures:

     (i) Decision of the General Partner who, at the time of the vote, is not a named defendant or respondent in the proceeding;

     (ii) Determination by special legal counsel selected by the General Partner if the General Partner is not a named defendant or respondent in the proceeding or is not selected by the Limited Partners holding a majority of all Percentage Interests if otherwise;

     (iii) Decision of the Limited Partners holding a majority of all Percentage Interests, in a vote excluding interests held by Affiliates of the General Partner if the General Partner is a named defendant or respondent in the proceeding.

     (b) The Partnership must authorize indemnification and determine that expenses to be reimbursed are reasonable in the same manner that it determines that indemnification is permissible. If, however, the determination that indemnification is permissible is made by special legal counsel, authorization of indemnification and determination of reasonableness of expenses trust may be made by the General Partner only if the General Partner is at the time is not named a defendant or respondent. A provision contained in this Agreement, a resolution of the General Partner, a resolution of the Limited Partners holding a majority of all Percentage Interests, or an agreement of the Partners that authorizes indemnification permitted under Section 9.02 of this Agreement shall constitute sufficient authorization of indemnification.

     (c) The Partnership may pay or reimburse, in advance of the final disposition of the proceeding, reasonable expenses incurred by the General Partner who was, is, or is threatened to be made a named defendant or respondent in the proceeding without the determination specified in Section 9.03(a), or without the authorization specified in Section 11.06 of the Act. Such action is permissible after the Partnership receives a written affirmation by the General Partner of his good faith belief that the General Partner met the standard of conduct necessary for indemnification. The General Partner must provide a written undertaking by or on behalf of that partner to repay the amount paid or reimbursed in case it is ultimately determined that the General Partner has not met the standard or that indemnification of the General Partner is prohibited by
Section 11.05 of the Act. The undertaking must be an unlimited general obligation of the person, but it need not be secured and it may be accepted without reference to financial ability to indemnify make repayment.

     (d) The General Partner shall promptly deliver or mail a written report of any indemnification or advance of expenses to the Limited Partners. The report shall contain a description of the proceeding, the dates and procedures used to make the determinations and decisions required under this Section, the amounts paid to each person indemnified, and all other material facts related to the indemnification. The report shall be made not later than six (6) months after the date that the indemnification occurs.

                                    ARTICLE X
                           BREACH OF DUTY TO PARTNERS

     10.01.  Liability of General  Partner to Other  Partners  and  Partnership.
General Partner who fails to perform an enforceable promise to make contributions or otherwise violates his or her duty under this Agreement shall be liable to the other Partners and the Partnership. However, the General Partner shall not be liable for any mistake of fact or judgment made by the General Partner resulting in any loss to the other Partners or the Partnership that was not caused by a breach of the General Partner's duty to the other Partners or the Partnership.

     10.02. Remedies for Breach. If the Partnership determines that a General Partner breached his or her duty under this Agreement, the Partnership shall take appropriate action commensurate with the seriousness of the breach. If the Partnership determines that a General Partner has breached this Agreement, the Partnership may take one or more of the following actions:

     (a) Arrange for another Partner to lend money to the General Partner sufficient to meet the Partner's obligation.

     (b)  Subordinate  the  General  Partner's  interest  to that  of the  other
Partners.

     (c) Reduce the General Partner's Percentage Interest or other interest in the Partnership.

     (d) Determine the fair market value of the General Partner's interest in the Partnership by appraisal or formula and redeem or sell the interest at that value.

     (e)  Cause  a  forfeiture  of  the  General   Partner's   interest  in  the
Partnership,

     (f) Remove the General Partner as provided in this Agreement,

     (g) Take other appropriate action.

                                   ARTICLE XI
                        TRANSFER OF PARTNERSHIP INTERESTS

     11.01. Assignment of Partnership Interest.

     (a) Subject to the provisions of any applicable laws, a Limited Partner may not sell, assign, transfer, encumber, or otherwise dispose of his interest in the Partnership, in whole or in part (referred to in this Agreement as "assignment"), without the written consent of all of the other Partners and the General Partner may not sell, transfer, assign, mortgage, hypothecate, or otherwise encumber or permit or suffer any encumbrance of all or any part of its interest in the Partnership. A Partner shall not assign his Partnership interest during a period when the Partnership is selling Partnership interests, and for a period of nine (9) months alter the last such sale. A Partner shall not assign his Partnership interest if the assignment, when considered with all prior assignments, would result in the termination of the Partnership for income tax purposes. The assignment of a Limited Partner's interest in the Partnership shall not cause the dissolution of the Partnership. Notwithstanding anything to the contrary, a Class A Limited Partner may make an assignment of his interest in the Partnership to a parent, subsidiary, officer, director, employee, employer or other Affiliate of such Class A Limited Partner, without the consent of any other Partner.

     (b) A Partner who obtains written consent of all of the other Partners and transfers all or part of his Partnership interest shall notify the General Partner promptly of the name and address of the assignee and any other information requited by the Internal Revenue Code and Treasury Regulations.

     11.02. Right of First Refusal.

     (a) If a Partner (hereinafter referred to in this Agreement as a "Selling Partner") receives a bona fide offer for the purchase of all or a part of his interest in the Partnership from a person who is not already a Partner or an Affiliate of the Selling Partner that received the offer, the Selling Partner shall give all of the other Partners (hereinafter referred to as the "Other Partners") written notice of all of the details of the offer. The notice shall include the name of the offeror, the percentage of interest in the Partnership covered by the offer, terms of payment, whether for cash or credit, and, if on credit, the term and interest rate, as well as any and all other consideration being received or paid in connection with such proposed transaction, as well as any and all other terms, conditions, and details of the offer.

     (b) The Other Partners, pro rata in proportion to their respective Percentage Interests in the Partnership, shall have the exclusive right and option to purchase the Partnership interest of the Selling Partner at the same price and terms as the offer set out in the notice described in Section 11.02(a). The Other Partners may exercise his right within fifteen (15) days after receipt of the notice by giving written notice to the Selling Partner, and the sale and purchase shall be closed within thirty (30) days thereafter. If the Other Partners do not elect to exercise this option, the Selling Partner desiring to sell the Partnership interest may sell the interest on the same terms as provided in the notice to the Other Partners. Neither the General Partner nor the Partnership shall be required to determine the tax consequences to a Partner or an assignee of a Partnership interest arising from the assignment of a Partnership interest. The Partnership shall continue with the same basis and capital amount for the assignee as was attributable to the assignor.

     (c) Notwithstanding the foregoing subsections of this Section 11.02, if the Selling Partner is Craig T. Scott, one of the Class A Limited Partners, the right and option to purchase his Partnership Interest shall first be exercisable solely by the other Class A Limited Partner, FFP Properties, L.P. Only if FFP Properties, L.P. declines to exercise this right to purchase shall the other provisions of this Section 11.02 operate.

     11.03. Withdrawal of a Limited Partner. The death, disability, withdrawal, termination (in the case of a Limited Partner that is a partnership or a trust), dissolution (in the case of a Limited Partner that is a corporation or limited liability company), retirement, or adjudication as a bankrupt of a Limited Partner (the "Withdrawing Limited Partner") shall not dissolve the Partnership, but, the rights of such Withdrawing Limited Partner to share in the profits and losses of the Partnership and to receive distributions of Partnership funds shall, upon the happening of such an event, pass to the Withdrawing Limited Partner's estate, legal representative, or successors in interest, as the case may be, subject to this Agreement, and the Partnership shall continue as a limited partnership.

     11.04. Withdrawal of Limited Partner. A Limited Partner may not withdraw from the Partnership prior to the dissolution and winding up of the Partnership.

     11.05. Expulsion of Limited Partner. The Partnership may not expel a Limited Partner if the Limited Partner has not breached his duty to the Partnership.

                                   ARTICLE XII
                  DISSOLUTION AND WINDING UP OF THE PARTNERSHIP

     12.01. Dissolution of Partnership. The Partnership shall be dissolved upon the occurrence of any of the following:

     (a) The withdrawal, as defined in the Act, of a General Partner, unless:

     (i) the remaining General Partner,  if any, elects in writing within ninety
(90) days after such event to continue the business of the Partnership as the General Partner, or

     (ii) if there is no remaining General Partner, then within ninety (90) days after such event, all of the Limited Partners agree to continue the business of the Partnership and appoint in writing a successor General Partner, as of the date of the withdrawal of the General Partner, and such successor General Partner agrees in writing to accept such appointment, or

     (iii) the withdrawal of the General Partner results from its removal by the Limited Partners as provided in Section 8.10 and a Successor General Partner is elected by the Limited Partners as provided in Section 8.11;

     (b)  The  sale  or  other  disposition,   not  including  an  exchange,  of
substantially all of the assets of the Partnership (except under circumstances where all or a portion of the purchase price is payable after the closing of the sale or other disposition);

     (c) December 31, 2006, unless extended by the consent of all Partners; or

     (d) Subject to any obligations of the Partnership, when approved by the Limited Partners of each class of Limited Partners holding a majority of the Percentage Interests held by Limited Partners of such class.

Except as expressly provided above, nothing contained in this Section 12.01 is intended to grant to any Partner the right to dissolve the Partnership at will (by retirement, resignation, withdrawal, or otherwise) or to exonerate any Partner from liability to the Partnership and the remaining Partners if he or it dissolves the Partnership at will.

     12.02. Continuation of Partnership. If the Partnership is continued as provided in Section 12.01(a)(i), (ii), or (iii) above, then, as of the date of withdrawal, the General Partner with respect to which an event of withdrawal under Section 12.01 has occurred (or his or its estate or successor in interest) (the "Withdrawing General Partner") shall have none of the powers of a General Partner under this Agreement or applicable law and shall have only the rights and powers of an assignee of a Partner hereunder to share in any Partnership profits, losses, gains, and distributions in accordance with his or its interest in the Partnership and shall have no other rights or powers of a Partner hereunder.

     12.03. Termination and Liquidation of the Partnership.

     (a) Upon  dissolution  of the  Partnership  unless  continued  pursuant  to
Section 12.01, the Partnership shall be terminated as rapidly as business circumstances will permit. At the direction of the General Partner, or a person unanimously approved by the Limited Partners if the dissolution of the Partnership is caused by the withdrawal of the General Partner (the General Partner or the other Person, as the case may be, being herein called the "Terminating Partner"), a full accounting of the assets and liabilities of the Partnership shall be taken and a statement of the Partnership Assets and a statement of each Partner's Capital Account shall be furnished to all Partners as soon as is reasonably practicable. The Terminating Partner shall take such action as is necessary so that the Partnership's business shall be terminated, its liabilities discharged, and its assets distributed as hereinafter described. The Terminating Partner may sell all of the Partnership Assets or distribute the Partnership Assets in kind; provided, however, that the Terminating Partner shall ascertain the fair market value of the Partnership assets by appraisal or other reasonable means of all Partnership assets remaining unsold and each Partner's Capital Account shall be charged or credited, as the case may be, as if such Partnership assets had been sold at the fair market value of the Partnership assets and the income, gains, losses, deductions, and credits realized thereby had been allocated to the Partners in accordance with Article IV hereof. A reasonable period of time shall be allowed for the orderly termination of the Partnership to minimize the normal losses of a liquidation process.

     (b) After the payment of all expenses of liquidation and of all debts and liabilities of the Partnership in such order or priority as provided by law (including any debts or liabilities to Partners, who shall be treated as secured or unsecured creditors, as may be the case, to the extent permitted by law, for sums loaned to the Partnership, if any, as distinguished from capital contributions) and after all resulting items of Partnership income, gain, credit, loss, or deduction are credited or debited to the Capital Accounts of the Partners in accordance with Articles IV and V hereof, all remaining Partnership assets shall then be distributed among the Partners in accordance with their respective positive Capital Account balances. Upon termination, a Partner may not demand and receive cash in return for such Partner's capital contributions and no Partner shall have any obligation to restore any deficit that may then exist in that Partner's Capital Account. Distribution on termination may be made by the distribution to each Partner of an undivided interest in any Partnership Asset that has not been sold at the time of termination of the Partnership.

     12.04. Judicial Supervision of Winding Up. Nothing in this Agreement shall limit the right of a Partner to require and to have a court supervised winding up, liquidation, and dissolution of the Partnership.

     12.05. Waiver of Partition. Regardless of any provision of law to the contrary, each Partner hereby waives any right to require or cause any Partnership property to be partitioned or distributed in kind, except as provided in this Agreement. If any person brings an action in violation of this Section, the General Partner or Partners shall request the court to stay or dismiss the action.

                                  ARTICLE XIII
                            MISCELLANEOUS PROVISIONS

     13.01. Amendment. This Agreement shall not be amended or modified except in a written instrument executed by all of the Limited Partners

     13.02. Notices. Except as may be otherwise specifically provided in this Agreement, all notices required or permitted in this Agreement shall be in writing and shall be effective upon the earlier of actual receipt or three (3) calendar days after deposit in the United States mai1, postage prepaid, registered or certified mail, return receipt requested, properly addressed to the intended recipient at the address shown in the Partnership records. Notice given in any other manner shall be effective only if and when received by the addressee. A Partner may change his address by giving notice to the General Partner as provided in this Section.

     13.03. Texas Law to Apply. This Agreement shall be construed in accordance with the laws of the State of Texas.

     13.04. Other Instruments. The Partners shall execute any other instruments that are or may become necessary, appropriate, or convenient to carry out the business of the Partnership. A Partner may execute any instrument related to the Partnership by means of a power of attorney if an original executed copy of the power of attorney is provided to the General Partner to be kept with the Partnership records.

     13.05. Headings. The headings used in this Agreement are used for convenience and shall not be considered in construing the terms of this Agreement.

     13.06. Parties Bound. This Agreement shall be binding upon and inure to the benefit of the parties who Agreement and their respective heirs, executors, administrators, legal successors, and assigns except as otherwise provided in this Agreement. The death, disability, or other change in circumstances relating to a Partner shall not affect the rights of the Partner or the Partner's legal representative or successor.

     13.07. Prior Agreements Superseded. This Agreement contains the entire agreement between the Partners and supersedes any prior the subject matter of understandings or written or oral agreements between the parties relating to the subject matter of this Agreement, except as may be otherwise provided in this Agreement.

     13.08. Legal Construction. If any of the provisions in this Agreement is held to be invalid, illegal, or unenforceable in any respect for any reason, such invalidity, illegality, or unenforceability shall be construed as if the invalid, illegal, or unenforceable provision had not been included in the Agreement.

     13.09. Attorney's Fees. If there is any action, suit, arbitration, or other proceeding between Partners relating to the Partnership, or between the Partnership and one or more Partners relating to the Partnership business, the prevailing party shall be entitled to recover reasonable attorneys fees and costs in addition to any other relief ordered.

     13.10. Counterparts. This Partnership Agreement may be executed in any number of counterparts and each counterpart shall be deemed to be an original for all purposes.

     13.11. Gender. Wherever the context requires, all words in this Agreement in the male gender shall be deemed to include the female or neuter gender, all singular words shall include the plural. and all plural words shall include the singular.


     IN WITNESS WHEREOF, the Partners have executed this Limited Partnership Agreement of Brookside Villas, Ltd., as of the date first above written.


                                  GENERAL PARTNER:

                                  ADMIRAL CONSTRUCTION, INC.


                                  By:    /s/ T. David Young
                                     --------------------------------------
                                  T. David Young, President


                                  LIMITED PARTNERS:

                                  Class A Limited Partners:

                                  FFP Properties, L.P.
                                  By: FFP Partners, L.P., its general partner
                                  By: FFP Real Estate Trust, its general partner

                                  By: /s/ John H. Harvison
                                     --------------------------------------
                                   John H. Harvison, Chief Executive Officer


                                       /s/ Craig T. Scott
                                 ------------------------------------------
                                 Craig T. Scott


                                 Class B Limited Partner:

                                      /s/ T. David Young
                                 ------------------------------------------
                                 T. David Young

                                   EXHIBIT "A"


LEGAL DESCRIPTION OF PROPERTY


Units 1 through 14, inclusive, and Units 24 through 44, inclusive, together with the undivided interest in and to the Common Elements appurtenant thereto, of THE ST. ELMO VILLAS CONDOMINIUM, a condominium project in Travis County, Texas, according to the Declaration of Condominium and the attached plats and exhibits of record in Document No. 2001023486, of the Official Public Records of Travis County, Texas.

                                   EXHIBIT "B"



                                                        Initial Cash  Percentage
Name and Type of Partner            Address             Contribution   Interest
---------------------------  -----------------------    ------------  ----------

   General Partner
   ---------------

Admiral Construction, Inc.   2499-A South Capital of      $10.00           1%
                             Texas Highway
                             Austin, Texas 78746

   Limited Partners
   ----------------

Class A Limited Partners
------------------------

   FFP Properties, L.P.      2801 Glenda Avenue          $500.00          50%
                             Fort Worth, Texas 76117

   Craig T. Scott            2801 Glenda Avenue           $50.00           5%
                             Fort Worth, Texas 76117

Class B Limited Partner
-----------------------

   T. David Young            10336 W. Darleen Drive      $440.00           44%
                             Leander, Texas 78641

                                  Exhibit 21.1

                          SUBSIDIARY OF THE REGISTRANT


                              State of                            Percentage
Legal Name of Subsidiary    Organization      Type of Entity         Owned
------------------------    -------------     --------------     ------------

FFP Properties, L.P.           Texas         Limited partnership      60%

                                  Exhibit 23.1

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     We have issued our report dated March 22, 2002, accompanying the consolidated financial statements included in the annual report of FFP Partners, L.P. on Form 10-K for the years ended December 31, 2001 and 2000. We hereby consent to the incorporation by reference of said report in the registration statement of FFP Partners, L.P. on Form S-8 (File No. 33-73170).


                                     Grant Thornton LLP


Dallas, Texas
April 5, 2002