Form 10-Q
period 2002-03-31
FFP PARTNERS L P
filed 2002-05-20
CIK 811863

Washington, D.C. 20549



                                    FORM 10-Q




|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2002,

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


                             Class A Units 2,234,262
        (Number of limited partner units outstanding as of May 20, 2002)

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002, AND DECEMBER 31, 2001
                                 (In thousands)
                                   (Unaudited)

                                                           2002         2001
                                                        --------      -------

                                 ASSETS

Current assets --
   Cash and cash equivalents                              $1,310         $50
   Marketable securities                                   1,262         981
   Receivable from affiliate                                   0       1,527
   Investment in lease with affiliate, current portion        53          53
                                                        --------     -------
         Total current assets                              2,625       2,611
Real property -
    Land and improvements                                  8,818       8,818
    Buildings                                             21,286      21,286
                                                        --------     -------
         Real property, excluding depreciation            30,104      30,104
    Accumulated depreciation                             (14,229)    (13,931)
                                                        --------     -------
         Real property, net of depreciation               15,875      16,173
Net investment in direct financing lease with affiliate    3,711       3,729
Note receivable from real estate partnership                 448           0
Notes receivable                                              12          15
Investment in real estate partnership                        247         273
Deferred loan costs, net of amortization                     762         773
                                                        --------     -------
      Total assets                                       $23,680     $23,574
                                                       =========     =======

                   LIABILITIES AND PARTNERS' CAPITAL

Current liabilities -
    Current installments of long-term debt                  $682        $682
    Margin debt on marketable securities                     407         344
    Payable to affiliate                                      28           0
    Accrued expenses                                         142         194
                                                        --------     -------
      Total current liabilities                            1,259       1,220

Long-term debt, excluding current installments            19,344      19,509
                                                        --------     -------
      Total liabilities                                   20,603      20,729

Minority interests in subsidiary                           1,292       1,247
Commitments and contingencies                                --          --
Partners' capital -
    Limited partners' capital                              1,862       1,821
    General partner's capital                                 27          26
    Accumulated other comprehensive loss                    (104)       (249)
                                                        --------     -------
      Total partners' capital                              1,785       1,598
                                                        --------     -------
Total liabilities and partners' capital                  $23,680     $23,574
                                                       =========     =======




     See accompanying notes to Condensed Consolidated Financial Statements.

                       FFP PARTNERS, L.P., AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001
                      (In thousands, except per unit data)
                                   (Unaudited)


                                                           2002         2001
                                                        --------      -------
Revenues -
    Rental income                                           $733        $731
    Interest and other income                                304         306
    Gain on sale of property                                   0          52
    Loss from real estate partnership investment             (26)          0
    Loss on sale of marketable securities                    (15)          0
                                                        --------     -------
        Total revenues                                       996       1,089

Expenses -
    General and administrative expenses                       89         126
    Depreciation and amortization                            309         305
    Interest expense                                         511         520
                                                         --------    -------
       Total expenses                                        909         951
                                                        --------     -------
 Income before minority interest                              87         138
       Minority interest in subsidiary                       (35)        (55)
                                                         --------    -------
Net income                                                   $52         $83
                                                       =========     =======

Net income per unit -
      Basic                                                $0.02       $0.04
      Diluted                                              $0.02       $0.04

Weighted average number of units outstanding -
      Basic                                                2,272       2,272
      Diluted                                              2,277       2,273


     See accompanying notes to Condensed Consolidated Financial Statements.

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2002, AND MARCH 31, 2001
                                 (In thousands)
                                   (Unaudited)


                                                           2002          2001
                                                        --------      -------

Cash Flows from Operating Activities -
    Net income                                               $52         $ 83
    Adjustments to reconcile net income to cash provided
        by operating activities -
           Depreciation and amortization                     309          305
           Gain on sale of property                            0          (52)
           Loss on sale of marketable securities              15            0
           Accrued interest and discount                     (88)         (71)
           Minority interest in subsidiary                    35           55
           Net change in operating assets and liabilities    (52)           9
                                                        --------      -------
    Net cash provided by operating activities                271          329

Cash Flows from Investing Activities -
    Reduction in direct financing leases                      18           14
    (Advances to) repayments from affiliate                1,555         (264)
    Note receivable from real estate partnership            (448)           0
    Loss from real estate limited partnership                 26            0
    Proceeds from sale of property                             0           76
    Principal payments received on notes receivable            3            4
    Additions of property, net                                 0           (6)
                                                        --------      -------
    Net cash provided (used) by investing activities       1,154         (176)

Cash Flows from Financing Activities -
    Repayments on long-term debt                            (165)        (153)
                                                         --------      -------
    Net cash used by financing activities                   (165)        (153)

Net increase in cash                                       1,260            0

Cash at beginning of period                                   50            0
                                                        --------      -------
Cash at end of period                                     $1,310         $  0
                                                       =========      =======


Supplemental Disclosure of Cash Flow Information:

Cash paid for interest                                     $ 511        $ 520



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

     The Condensed Consolidated Balance Sheets at March 31, 2002, and December 31, 2001, and the Consolidated Statements of Operations and Condensed
Consolidated Statements of Cash Flows for the periods presented, have been prepared by the Partnership without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Partnership's financial position as of March 31, 2002, and the results of its operations and cash flows for each of the periods presented, have been made. Interim operating results are not necessarily indicative of results for the entire year.

     In December 1997, the Partnership completed a restructuring that resulted in the transfer of the convenience store, retail motor fuel, and other businesses previously operated by it to FFP Marketing Company, Inc. ("FFP Marketing"). In the restructuring, the Partnership retained the real estate used in the retail businesses and leased those properties to FFP Marketing.

     The notes to the audited consolidated financial statements that are included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, contain a description of accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the three months ended March 31, 2002, except as discussed below.


2.  Net Income per Unit

     A reconciliation of the denominator of the basic and diluted net income per unit for general partner and limited partner units for the three months ended March 31, 2002, and March 31, 2001, follows:

                                                          2002          2001
                                                        --------     -------
                                                           (In thousands)


Weighted average number of units outstanding              2,272        2,272
Effect of dilutive options                                    5            1
                                                       ---------     -------
Weighted average number of units outstanding
    assuming dilution                                     2,277        2,273
                                                       =========     =======

     Options to purchase 262,999 units were not included in the computation of diluted net income per unit for the three months ended March 31, 2002 and March 31, 2001. Such options could potentially dilute basic income per unit in the future.


3.  Investments in Marketable Securities

     The Partnership classifies all of its marketable securities as "available-for-sale" securities. FASB No. 115, "Accounting for Certain Investments in Debt and Equity Securities", provides that net unrealized gains and losses from available-for-sale securities are included in the calculation of "comprehensive net income" in the equity accounts of a company, instead of in earnings. Dividend and interest income from available-for-sale securities, including the amortization of any premium and discount arising at acquisition, are also included in earnings.

     Interest income from available-for-sale securities, the accretion of discount arising at acquisition and net of margin interest expense, and realized gains and losses from the sale of available-for-sale securities were included in net income in the first quarters of 2002 and 2001, respectively, in the following amounts:

                                                          2002          2001
                                                        --------      -------
                                                           (In thousands)

Interest income from marketable securities               $46             $44
Discount from marketable securities                       46              29
Loss from sale of marketable securities                  (15)              0
                                                       ---------     -------
     Totals                                              $77             $73
                                                       =========     =======

3.  Comprehensive Net Income

     The components of comprehensive net income for the first quarters of 2002 and 2001 are set forth below:

                                                          2002          2001
                                                        --------      -------
                                                           (In thousands)

Net income                                                 $52          $ 83
Unrealized net gains on available-for-sale securities      145            14
                                                       --------      -------
     Comprehensive income                                 $197          $ 97
                                                       ========      =======

4.   Real Estate Partnership Investment

The Partnership owns a 50% limited partnership interest in Brookside Villas, Ltd. ("Brookside Villas"), a Texas limited partnership formed in December 2001 to purchase approximately five acres of land in Austin, Texas and then to build and to sell 35 single-family condominium homes on said land. Brookside Villas purchased the land in December 2001 from a third party for $1,225,000 with a down payment of $300,000 and seller financing in the amount of $925,000. The financing is payable with eight monthly principal only installments of $50,000, lot release payments of principal only of $35,000 for each lot when a sale is closed, and a maturity date in September 2002 for all remaining principal and accrued interest at 8% per annum. The financing is secured by a deed of trust lien on the property.

     Brookside Villas had no income and minimal expenses in the three months ended March 31, 2002 and was not organized during the three months ended March 31, 2001. The unaudited condensed balance sheets of Brookside Villas at March 31, 2002 and December 31, 2001, and the unaudited statements of operations of Brookside Villas for the three months ended March 31, 2002, and March 31, 2001 are as follows:


                             Brookside Villas, Ltd.
                            Condensed Balance Sheets
                      March 31, 2002 and December 31, 2001
                                   (Unaudited)

                                                          2002          2001
                                                        --------      -------
                                                           (In thousands)

                             Assets
Current assets-
    Cash and cash equivalents                              $112           $0
    Due from general partner                                 36            0
    Construction-in-progress                                279            0
    Land                                                  1,225        1,225
                                                       --------      -------
       Total current assets                               1,652        1,225
Model home furniture                                          6            0
Start-up costs, net of amortization                          17            0
                                                       --------      -------
       Total assets                                      $1,675       $1,225
                                                       ========      =======
                 Liabilities and Capital
Current liabilities-
   Accounts payable                                        $100           $0
   Notes payable to limited partners                        543            0
   Upgrade deposits                                           9            0
   Land note payable                                        793          925
                                                       --------      -------
      Total current liabilities                           1,445          925
                                                       --------      -------
Partners' capital                                           230          283
                                                       --------      -------

       Total liabilities and                             $1,675       $1,225
                                                       ========      =======


                             Brookside Villas, Ltd.
                       Condensed Statements of Operations
          For the three months ended March 31, 2002 and March 31, 2001
                                   (Unaudited)


                                                          2002          2001
                                                        --------      -------
                                                           (In thousands)

Revenues                                                     $0          $0

Expenses
    General, administrative and marketing expenses           53           0
                                                       --------      -------
          Total expenses                                     53           0
                                                       --------      -------

Net loss                                                   $(53)         $0
                                                       ========      =======

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

     On December 17, 2001, FFP Properties acquired a 50% limited partnership interest in Brookside Villas, Ltd. Villas ("Brookside Villas"), a newly formed Texas real estate limited partnership. Brookside Villas was formed to purchase 35 developed lots on approximately five acres in Austin, Texas and to build and sell single-family homes on those lots. The sole general partner of Brookside Villas is Admiral Construction, Inc., a Texas corporation owned by T. David Young, an experienced homebuilder in Austin, Texas.

     At March 31, 2002, the Partnership intends to acquire limited partnership interests in other partnerships to be formed with Admiral Construction, Inc. to develop and build single-family homes in Austin, Texas with a structure and purpose similar to Brookside Villas. The Partnership may also acquire additional rental properties in the future but has no present plans to do so. Those properties may be leased to FFP Marketing or to others, although no assurance exists that additional properties will be acquired. Future leases may or may not be on a "triple-net" basis.


Results of Operations for First Quarter of 2002
Compared with First Quarter of 2001
-----------------------------------

     Partnership net income was $52,000 in the first quarter of 2002, compared to net income of $83,000 in the first quarter of 2001. The $31,000 decrease (37%) was primarily attributable to a non-recurring gain on the sale of property of $52,000 in the first quarter of 2001, a non-recurring loss on the sale of marketable securities of $15,000 in the first quarter of 2002, and a loss from the Partnership's investment in Brookside Villas real estate partnership. These items were offset in part by a decrease in general and administrative expense of $37,000.

     Comprehensive net income was $197,000 in the first quarter of 2002, a $100,000 increase (103%), over comprehensive net income of $97,000 in the first quarter of 2001. Comprehensive net income in the first quarter of 2002 included net income of $52,000 and an unrealized net gain on marketable securities of $145,000. Comprehensive net income in the first quarter of 2001 of $97,000 included net income of $83,000 and an unrealized net gain on marketable securities of $14,000.

     Rental income in the first quarter of 2002 was $733,000, a $2,000 increase (0%) compared to rental income of $731,000 in the first quarter of 2001.

     Interest and other income of $304,000 in the first quarter of 2002 represented a decrease of $2,000 (1%) compared to interest and other income of $306,000 in the first quarter of 2001. Components of interest and other income in the first quarters of 2002 and 2001 is set forth in the following table:


                                                           2002         2001
                                                        --------      -------
                                                           (in thousands)

Interest income from direct financing leases                $195         $199
Interest income from affiliate                                16           33
Interest income from bond investments                         46           44
Interest income on notes receivable                            1            1
Bond discount income                                          46           29
                                                        --------      -------
     Total interest income                                  $304         $306
                                                        ========      =======


     General and administrative expense for first quarter of 2002 was $89,000, a decrease of $37,000 (29%) compared to general and administrative expense in the same quarter in 2001 of $126,000. This decrease resulted primarily from a reduction in accounting and professional fees.

     Interest expense decreased to $511,000 in the first quarter of 2002, compared to $520,000 in the first quarter of 2001, a $9,000 (2%) decrease. This reduction in interest expense was due to an overall reduction in company debt.

     At March 31, 2002, Brookside Villas had started construction on seven houses and had obtained sales contracts on four houses. Sales prices on those contracts ranged from $160,000 to $190,000. Five of those sales are currently scheduled to close in June 2002, with one in each of July and August 2002. In the first quarter of 2001, the Partnership had made no such real estate investments.


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

     The following table shows the Partnership's FFO for the three-month periods ended March 31, 2002 and 2001:

                                                           2002        2001
                                                        --------      -------
                                                             (In thousands,
                                                         except per unit data)

Income before minority interests                             $87         $138
Adjustments -
    Gain from sale of property                                 0          (52)
    Depreciation and amortization                            309          305
                                                        --------      -------
Funds from operations                                        396          391
Less - FFO attributable to 40% minority
    interests in subsidiary                                 (158)        (156)
                                                        --------      -------

FFO for the Partnership                                     $238         $235
                                                        ========      =======
FFO per unit (based on units outstanding for diluted
    income calculations)                                   $0.10        $0.10
                                                        ========      =======


     Although the Partnership has generated positive FFO, it has not made distributions to unitholders because substantially all of the positive cash flow generated by the Partnership's operations have been utilized to make debt payments to build equity in its properties and build reserves to make investments in real estate partnerships, such as Brookside Villas. The Partnership may make additional limited partnership investments in other residential or commercial real estate projects in Austin, Texas with Admiral Construction, Inc. or in other locales or with other parties, but no assurance can be given that such investments will be made or be profitable.

     The terms of Partnership long-term indebtedness provide that the Partnership shall limit distributions to its partners such that, after making any distribution, (a) the Fixed Charge Coverage Ratio for each of the 63 pledged properties securing that loan (summarized below) shall not be less than 1.30 to 1.00, and (b) the Fixed Charge Coverage Ratio for the Partnership (summarized below) shall not be less than 1.35 to 1.00. In general, the Fixed Charge Coverage Ratio during any period for a pledged store equals the cash flow
(pre-tax income before minority interest, plus depreciation and interest expense) of that store for that period, divided by the amount of debt payments for that store for that period, and the Fixed Charge Coverage Ratio during a period equals the cash flow (pre-tax income before minority interest, plus depreciation and interest expense) of the Partnership for that period, divided by the amount of debt payments of the Partnership for that period. Each Fixed Charge Coverage Ratio is calculated for the 12-month period ending each December
31. Management has not yet determined if any Partnership distributions will be made to the Partnership's unitholders in the future.


Liquidity and Capital Resources
-------------------------------

     The Partnership established its own bank account in December 2001. The balance of that bank account was $50,000 and $1,310,000 at December 31, 2001, and March 31, 2002, respectively. The increase in the account was primarily due to the repayment of an obligation of FFP Marketing to the Partnership in the first quarter of 2002. On December 31, 2001, FFP Marketing owed $1,671,000 to the Partnership and repaid that debt in the first quarter of 2002. At March 31, 2002, the Partnership owed $28,000 to FFP Marketing.

     The Partnership contracts with FFP Marketing to provide cash management services on behalf of the Partnership. All of the Partnership's rental income is received, and all of its operating disbursements are made, by FFP Marketing on behalf of the Partnership, with the appropriate records being made to account for amounts owed by the Partnership to FFP Marketing, or visa versa. Such obligations between the companies bear interest at the prime rate.

     Partnership revenues are subject to the receipt of rent payments from FFP Marketing, its only tenant, and a failure of that tenant to pay rent to the Partnership would most likely jeopardize the Partnership's ability to meet its obligations. Although management currently believes that FFP Marketing will pay its rent obligations to the Partnership, no assurance can be given that such tenant will make its rent payments to the Partnership. Assuming that FFP Marketing is timely in its rent payments and that no additional properties are acquired or sold, based upon executed real estate leases with FFP Marketing, the Partnership currently projects that it will have a positive cash flow of approximately $30,000 per month in 2002. Such projection is calculated after reduction for the 40% minority interest of the Harvison Family but prior to making any additional capital contributions to, or receiving any cash distributions from, Brookside Villas or any other real estate partnership investment. As a result of its forecast of its projected increased in liquidity in 2002 and projected positive cash flow, and assuming that accuracy of the assumptions on which such forecast was based, management believes that the Partnership will be able to meet its obligations and to fund any additional capital contributions to Brookside Villas, which are discretionary.

     The increase in the Partnership's cash balances in 2002 resulting from the repayment of indebtedness by FFP Marketing will cause management to more critically assess its cash flow requirements as it begins to participate in home building projects such as Brookside Villas. Although management believes that it will be able to make such decisions properly, no assurance can be given that all such decisions will be properly made since those decisions will also be based upon actions or non-actions of the general partner of Brookside Villas, over which the Partnership has influence but no control.

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


Forward-Looking Statements
--------------------------

     Certain of the statements made in this report are "forward-looking" statements that involve inherent risks and uncertainties. As defined by the U.S. Private Securities Litigation Reform Act of 1995, "forward-looking" statements include information about the Partnership that is based on the beliefs of management and the assumptions made by, and information currently available to, management. In making such forward-looking statements, the Partnership is relying upon the "statutory safe harbors" contained in the applicable statutes and the rules, regulations and releases of the Securities and Exchange Commission. Statements that should generally be considered forward-looking include, but are not limited to, those that contain the words "estimate," "anticipate," "projects," "in the opinion of management," "expects," "believes," and similar phrases.

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



                                        FFP PARTNERS, L.P.
                                        Registrant
                                        By: FFP Real Estate Trust
                                            sole general partner

Date:  May 20, 2002                         By:  /s/ Craig T. Scott
                                                ----------------------------
                                                Craig T. Scott
                                                Vice President - Finance,
                                                Chief Financial Officer and
                                                General Counsel