Form 10-Q
period 2002-06-30
FFP PARTNERS L P
filed 2002-08-14
CIK 811863

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

    For the quarterly period ended June 30, 2002, or

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No ______


                             Class A Units 2,234,262
       (Number of limited partner units outstanding as of August 14, 2002)

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2002, AND DECEMBER 31, 2001
                                 (In thousands)
                                   (Unaudited)

                                                     June 30,      December 31,
                                                       2002            2001
                                                   ----------      ------------

               ASSETS

Current assets -
   Cash and cash equivalents                           $172                $50
   Marketable securities                                785                981
   Receivable from affiliate                            103              1,527
   Investment in direct financing leases
      to affiliate, current portion                      53                 53
   Loans to real estate partnerships                  1,086                  0
                                                    -------            -------
           Total current assets                       2,199              2,611
Real property -
    Land and improvements                             8,819              8,818
    Buildings                                        21,286             21,286
                                                    -------            -------
    Total real property, excluding depreciation      30,105             30,104
    Accumulated depreciation                        (14,527)           (13,931)
                                                    -------            -------
          Total real property, net                   15,578             16,173
Investment in direct financing leases
     to affiliate, excluding current portion          3,693              3,729
Notes receivable                                         11                 15
Investment in real estate partnerships                  723                273
Loan costs and other assets, net                        751                773
                                                    -------            -------
            Total assets                            $22,955            $23,574
                                                    =======            =======

      LIABILITIES AND PARTNERS' CAPITAL

Current liabilities -
    Current installments of long-term debt             $682               $682
    Margin debt on marketable securities                 59                344
    Accrued expenses                                    163                194
                                                    -------            -------
         Total current liabilities                      904              1,220
Long-term debt, excluding current installments       19,175             19,509
                                                    -------            -------
         Total liabilities                           20,079             20,729
Minority interests in subsidiary                      1,307              1,247
Commitments and contingencies                           --                 --
Partners' capital -
    Limited partners' capital                         1,911              1,821
    General partner's capital                            27                 26
    Accumulated other comprehensive loss               (369)              (249)
                                                    -------            -------
    Total partners' capital                           1,569              1,598
                                                    -------            -------
         Total liabilities and partners' capital    $22,955            $23,574
                                                    =======            =======

     See accompanying notes to Condensed Consolidated Financial Statements.

                       FFP PARTNERS, L.P., AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                      (In thousands, except per unit data)
                                   (Unaudited)

                                          Three Months Ended   Six Months Ended
                                          -------------------  -----------------
                                          June 30,   June 30,  June 30, June 30,
                                            2002       2001      2002     2001
                                          --------   --------  -------- --------

Revenues -
    Rental income                            $705      $735     $1,438   $1,466
    Interest and other income                 268       320        572      626
    Gain on sale of property                    0         0          0       52
    Loss from real estate
      partnership investments                 (49)        0        (75)       0
    Net gain on sale of
      marketable securities                    69         0         54        0
                                          --------   --------  -------- --------
        Total revenues                        993     1,055      1,989    2,144
Expenses -
    General and administrative expense        115       123        204      249
    Depreciation and amortization             309       305        617      610
    Interest expense                          505       525      1,017    1,045
                                          --------   --------  -------- --------
        Total expenses                        929       953      1,838    1,904
Net income before minority interest            64       102        151      240
        Minority interest in subsidiary       (26)      (41)       (60)     (96)
                                          --------   --------  -------- --------
Net income                                    $38       $61        $91     $144
                                          ========   ========  ======== ========

Net income per unit -
    Basic                                   $0.02     $0.03      $0.04    $0.06
    Diluted                                 $0.02     $0.03      $0.04    $0.06

Weighted average number of units outstanding -
    Basic                                   2,272     2,272      2,272    2,272
    Diluted                                 2,273     2,274      2,275    2,273


     See accompanying notes to Condensed Consolidated Financial Statements.

                        FFP PARTNERS, L.P. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 2002, AND JUNE 30, 2001
                                 (In thousands)
                                   (Unaudited)


                                                           Six Months Ended
                                                         ----------------------
                                                         June 30,      June 30,
                                                           2002           2001
                                                         --------      --------

Cash Flows from Operating Activities -
    Net income                                             $91            $144
    Adjustments to reconcile net income to cash
        provided by operating activities -
           Depreciation and amortization                   617             610
           Gain on sale of property                          0             (52)
           Gain on sale of marketable securities           (54)              0
           Accrued interest and discount                  (153)           (107)
           Minority interest in subsidiary                  60              96
           Net change in operating assets and liabilities  (33)             (1)
                                                         -----           -----
    Net cash provided by operating activities              528             690

Cash Flows from Investing Activities -
    Advances from (to) affiliate                         1,424           (440)
    Reduction in direct financing leases                    36             29
    Net loss from real estate partnerships                  75              0
    Investment in real estate partnerships                (525)             0
    Loans to real estate partnerships                   (1,086)             0
    Proceeds from sale of property                           0             76
    Purchase of available-for-sale securities                0            (51)
    Principal payments received on notes receivable          4              7
    Purchases of property, net                               0             (7)
                                                         -----           -----
    Net cash used by investing activities                  (72)          (386)

Cash Flows from Financing Activities -
    Repayment of principal on long-term debt              (334)          (304)
                                                         -----           -----
    Net cash used by financing activities                 (334)          (304)

Net increase in cash                                       122              0

Cash at beginning of period                                 50              0
                                                         -----           -----
Cash at end of period                                     $172             $0
                                                         =====           =====


Supplemental Disclosure of Cash Flow Information:
------------------------------------------------

Cash paid for interest                                  $1,017         $1,045


     See accompanying notes to Condensed Consolidated Financial Statements.

                        FFP PARTNERS, L.P. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

1.  Basis of Presentation
    ---------------------

     These Condensed Consolidated Financial Statements include the assets, liabilities, and results of operations of FFP Partners, L.P., and its 60%-owned subsidiary, FFP Properties, L.P., collectively referred to as the "Partnership."

     The Condensed Consolidated Balance Sheet as of June 30, 2002, and the Condensed Consolidated Statements of Income and Condensed Consolidated
Statements of Cash Flows for the periods presented have been prepared by the Partnership without audit. In the opinion of management, all adjustments have been made and consist only of normal, recurring adjustments necessary to fairly present the Partnership's financial position as of June 30, 2002, and the results of its operations and cash flows for each of the periods presented. Interim operating results are not necessarily indicative of results for the entire year.

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

     The notes to the audited consolidated financial statements that are included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, include a description of accounting policies and additional information pertinent to an understanding of these interim financial statements. That information has not changed other than as a result of normal transactions in the six months ended June 30, 2002, except as discussed below.


2.  Net Income per Unit
    -------------------

     A reconciliation of the denominator of the basic and diluted net income per unit for general partner and limited partner units for the three and six months ended June 30, 2002, and June 30, 2001, follows:

                                  Three Months Ended          Six Months Ended
                                 --------------------       --------------------
                                 June 30,    June 30,       June 30,    June 30,
                                   2002        2001           2002        2001
                                 -------     -------        --------    --------
                                              (In thousands)

Weighted average number of
  units outstanding                2,272       2,272          2,272       2,272
Effect of dilutive options             1           2              3           1
                                  ------      ------         ------      ------
Weighted average number of
  units outstanding assuming
  dilution                         2,273       2,274          2,275       2,273
                                  ======      ======         ======      ======

     Options to purchase 312,999 and 262,999 units were not included in the computation of diluted net income per unit for the three and six months ended June 30, 2002, respectively, and options to purchase 312,999 units were not included in the computation of diluted net income per unit for the three and six months ended June 30, 2001, because to do so would have been anti-dilutive. These options could potentially dilute basic net income per unit in the future.


3.   Investments in Marketable Securities
     ------------------------------------

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

     Interest and other income for the three and six months ended June 30, 2002 and June 30, 2001 is summarized as follows:

                                  Three Months Ended          Six Months Ended
                                 --------------------       --------------------
                                 June 30,    June 30,       June 30,    June 30,
                                   2002        2001           2002        2001
                                 -------     -------        --------    --------
                                              (In thousands)

Interest income from
   direct financing leases          $194        $198           $390        $397
Interest income from
   affiliate and bank                  5          31             19          65
Interest income from
   notes receivable                    0           1              1           3
Interest income from
   bond investments                   35          54             81          97
Bond discount income                  34          36             81          64
                                  ------      ------         ------      ------

Total interest and other income     $268        $320           $572        $626
                                  ======      ======         ======      ======

4.   Comprehensive Net Income (Loss)
     -------------------------------

     Comprehensive net income (loss) for the three and six months ended June 30, 2002 and June 30, 2001, was comprised of the following:

                                  Three Months Ended          Six Months Ended
                                 --------------------       --------------------
                                 June 30,    June 30,       June 30,    June 30,
                                   2002        2001           2002        2001
                                 -------     -------        --------    --------
                                              (In thousands)

Net income                           $38         $61           $91         $144
Unrealized net gain (loss) on
 available-for-sale securities      (265)         21          (120)          36
                                  ------      ------         ------      ------
Comprehensive net income (loss)    $(227)        $82          $(29)        $180
                                  ======      ======         ======      ======

5.   Real Estate Partnership Investments
     -----------------------------------

     Brookside Villas.
     ----------------

     The Partnership owns a 50% limited partnership interest in Brookside Villas, Ltd. ("Brookside Villas"), a Texas limited partnership formed in December 2001 to purchase approximately five acres of land in Austin, Texas and then to build and to sell 35 detached, single-family condominium homes on that land. The land had already been developed into a gated, garden-home condominium community with streets, pond and utilities when purchased by Brookside Villas. Brookside Villas purchased the land in December 2001 from a third party for $1,225,000 with a down payment of $300,000 and seller financing in the original principal amount of $925,000.

     At June 30, 2002, Brookside Villas had entered into contracts to sell, but not yet closed, nine houses. Four of those sales subsequently closed in July 2002, and the other five contracts are scheduled to close in August 2002. The Partnership's share of profits from those closings will be reported in the third quarter of 2002. In addition, a tenth house was under construction at June 30, 2002, was subsequently completed, and is now being used as a model home.

     The land acquisition financing is payable with eight monthly principal only installments of $50,000. In addition, lot release payments of principal only in the amount of $35,000 are payable for each lot when a bank construction loan is obtained or a sale is closed. The land loan has a maturity date in September 2002 for all then unpaid principal plus accrued interest at 8% per annum, and the Brookside Villas anticipates refinancing the loan at that time. The financing is secured by a deed of trust lien on the lots. The principal balance of such land debt of Brookside Villas on June 30, 2002 was $555,000.

     In addition to the land loan, Brookside Villas was obligated on June 30, 2002 to banks in the amount of $409,000 under construction financing for five houses in the project and to the Partnership in the amount of $827,000 under construction financing for five houses in the project. The construction financing payable to banks for four houses was subsequently repaid with funds provided from closings in July 2002. The remaining construction financing currently payable to banks and to the Partnership is to be repaid from sales proceeds provided by closings scheduled for August 2002.

     Brookside Villas had no income and minimal expenses in the three and six months ended June 30, 2002 and was not organized during the three and six months ended June 30, 2001. The unaudited condensed balance sheets of Brookside Villas at June 30, 2002 and December 31, 2001, and the unaudited statements of operations of Brookside Villas for the three and six months ended June 30, 2002, and June 30, 2001 are as follows:

                             Brookside Villas, Ltd.
                            Condensed Balance Sheets
                       June 30, 2002 and December 31, 2001
                                   (Unaudited)

                                                     June 30,      December 31,
                                                       2002            2001
                                                   ----------      -----------
                                                           (in thousands)
                             Assets
Current assets-
    Due from general partner                           $148                $0
    Construction-in-progress                            815                 0
    Land                                              1,225             1,225
                                                     ------            ------
       Total current assets                           2,188             1,225
Other assets                                             22                 0
                                                     ------            ------
       Total assets                                  $2,210            $1,225
                                                     ======            ======

                 Liabilities and Capital
Current liabilities-
   Accounts payable                                    $115                $0
   Notes payable to limited partners                    827                 0
   Construction loans                                   409                 0
   Land note payable                                    555               925
   Other liabilities                                     54                 0
                                                     ------            ------
      Total current liabilities                       1,960               925
Partners' capital                                       250               300
                                                     ------            ------
       Total liabilities and capital                 $2,210            $1,225
                                                     ======            ======


                             Brookside Villas, Ltd.
                       Condensed Statements of Operations
       For the three and six months ended June 30, 2002 and June 30, 2001
                                   (Unaudited)

                                            Three Months Ended  Six Months Ended
                                            ------------------  ----------------
                                             June 30, June 30, June 30, June 30,
                                                2002    2001    2002     2001
                                            --------  -------- -------- -------
                                                        (in thousands)

Revenues                                          $0      $0      $0       $0

Expenses -
 General, administrative and
   marketing expenses                             49       0     150        0
                                                ----     ---     ---      ---
     Total expenses                               49       0     150        0
                                                ----     ---     ---      ---
Net loss                                        $(49)     $0   $(150)      $0
                                                =====   ====   =====     ====


   Cannon Ridge.
   ------------

     The Partnership owns a 50% limited partnership interest in Cannon Ridge, Ltd. ("Cannon Ridge"), a Texas limited partnership formed in 2002 to purchase approximately 4.1 acres of land in Austin, Texas, to develop that land into a gated, garden home condominium community with streets, pond and utilities, and then to build and to sell 32 single-family detached condominium homes on the land. Cannon Ridge purchased the land from a third party for $460,000 for cash in June 2002.

     Cannon Ridge had no income and minimal expenses in the three and six months ended June 30, 2002 and was not organized during the three and six months ended June 30, 2001. The unaudited condensed balance sheets of Cannon Ridge at June 30, 2002 and December 31, 2001, and the unaudited statements of operations of Cannon Ridge for the three and six months ended June 30, 2002, and June 30, 2001 are as follows:

                               Cannon Ridge, Ltd.
                            Condensed Balance Sheets
                       June 30, 2002 and December 31, 2001
                                   (Unaudited)

                                                     June 30,      December 31,
                                                       2002            2001
                                                   ----------      -----------
                                                           (in thousands)
                             Assets
Undeveloped land                                       $606                $0
                                                     ------            ------
       Total assets                                    $606                $0
                                                     ======            ======

                 Liabilities and Capital
Loan from limited partners                             $146                $0
                                                     ------            ------
     Total liabilities                                  146                 0
Partners' capital                                       460                 0
                                                     ------            ------
       Total liabilities and capital                   $606                $0
                                                     ======            ======


                               Cannon Ridge, Ltd.
                       Condensed Statements of Operations
       For the three and six months ended June 30, 2002 and June 30, 2001
                                   (Unaudited)

                                            Three Months Ended  Six Months Ended
                                            ------------------  ----------------
                                             June 30, June 30, June 30, June 30,
                                                2002    2001    2002     2001
                                            --------  -------- -------- -------
                                                        (in thousands)


Revenues                                         $0      $0      $0       $0
Expenses                                          0       0       0        0
                                               ----     ---     ---      ---
   Net income or loss                            $0      $0      $0       $0
                                               =====   ====   =====     ====

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

     The Partnership may acquire or sell real estate properties in the future. Acquired properties may be leased to FFP Marketing or to others, although no assurance exists that additional properties will be acquired. Future leases may or may not be on a "triple-net" basis and may or may not be convenience store properties.

     In December 2001 the Partnership began to invest in residential real estate development in Austin, Texas through limited partnerships and intends to continue that activity. At June 30, 2002, the Partnership had acquired a 50% limited partnership interest in its initial real estate partnership, called Brookside Villas, that was actively involved in building single-family houses on a 35-lot parcel in Austin, Texas. In addition, the Partnership had acquired a 50% limited partnership interest in its second real estate partnership, called Cannon Ridge, that had just started the development of land purchased for building single-family houses on a 32-lot parcel in Austin, Texas. The Partnership intends to make similar limited partnership investments in the future, subject to obtaining satisfactory terms with a similar profit potential. Although the Partnership anticipates that such activities will be profitable, such activities are subject to material uncertainties and no profits are assured.


Results of Operations
---------------------

     Rental income of $705,000 in the second quarter of 2002 represented a decline of 4%, or $30,000, compared to rent income of $735,000 in the second quarter of 2001. In the first half of 2002, rent income of $1,438,000 showed a 2% decrease compared to rent income of $1,466,000 in the first half of 2001. The slight decline in rent income resulted in both comparative periods as a consequence of selling a few properties in the second half of 2001.

     Interest and other income in the second quarter and first half of 2002 was $268,000 and $572,000, respectively. These amounts reflected decreases of 16% and 9%, respectively, compared to interest and other income in the corresponding periods of 2001. The Partnership earned less interest income on advances to an affiliate because those advances were repaid in 2002.

     Gain on sale of properties decreased by 100% in the first half of 2002, compared to the first half of 2001, as no property sales were made in the first half of 2002. The sales in 2001 were unsolicited.

     Loss from real estate partnership investments reflects the Partnership's allocable share of net losses from its real estate partnership investments. Such amounts were $49,000 and $75,000 in the second quarter and first half of 2002, respectively, being a 100% change compared to the prior year. The Partnership did not own any real estate partnership investments in the first half of 2001. Those partnerships are involved in the construction, marketing and sale of single-family houses. Nine house sales by the Brookside Villas partnership are scheduled to close in the third quarter of 2002.

     Net gain on sales of marketable securities was $69,000 and $54,000 in the second quarter and first half of 2002, respectively, reflecting a 100% increase compared to comparable periods of 2001, when no gains or losses were incurred.

     General and administrative expense in the second quarter of 2002 was $115,000, a 7% decrease compared to general and administrative expense of $123,000 in the second quarter of 2001. General and administrative expense in the first half of 2002 was $204,000, an 18% decrease compared to general and administrative expense of $249,000 in the first half of 2001. The primary reason for this improvement was a reduction in accounting fees.

     Interest expense in the second quarter of 2002 was $505,000, compared to $525,000 in the second quarter of 2001, a 4% decrease. Likewise, interest expense fell to $1,017,000 in the first half of 2002, compared to $1,045,000 for the first half of the prior year, a 3% decrease. Interest expense decreased principally because of an overall reduction in debt.

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

     While FFO is one  appropriate  measure of performance of an equity REIT, it
(i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income),
(ii) is not necessarily indicative of cash flow available to fund cash needs, and (iii) should not be considered as an alternative to net income determined in accordance with GAAP as an indication of the Partnership's operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or the Partnership's ability to make distributions or to fund its other operations. The following table presents the determination of FFO for the Partnership for the three and six months ended June 30, 2002 and 2001:

                                            Three Months Ended  Six Months Ended
                                            ------------------  ----------------
                                             June 30, June 30, June 30, June 30,
                                                2002    2001     2002     2001
                                            --------  -------- -------- -------
                                            (in thousands, except per unit data)

Net income before minority interests            $64     $102     $151     $240
Adjustments -
    (Gain) on sale of property                    0        0        0      (52)
    (Gain) on sale of marketable securities     (69)       0      (54)       0
    Depreciation and amortization               309      305      617      610
                                            --------  -------- -------- -------
Funds from operations ("FFO")                   304      407      714      798

Less - FFO attributable to 40% minority
    interests in subsidiary                     122      163      286      319
                                            --------  -------- -------- -------
FFO attributable to the Partnership            $182     $244     $428     $479
                                            ========  ======== ======== =======

FFO per unit (based on units
   outstanding for diluted net income
   per unit calculations)                     $0.08    $0.11    $0.19    $0.21
                                            ========  ======== ======== =======

     Although the Partnership has generated positive FFO, it has not made distributions to unitholders because substantially all cash generated from the Partnership's operations has been utilized to make debt payments to build equity in its properties, invest in marketable securities, and invest in real estate partnerships.

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


Liquidity and Capital Resources
-------------------------------

     The Partnership established its own bank account in December 2001. The balance of that bank account was $172,000 and $50,000 at June 30, 2002 and December 31, 2001, respectively. The increase in the account was primarily due to the operating cash flow of the Partnership in the first half of 2002. On December 31, 2001, FFP Marketing owed $1,671,000 to the Partnership and repaid that debt in the first quarter of 2002. The Partnership has utilized such proceeds to invest in real estate partnerships.

     The Partnership contracts with FFP Marketing to provide certain cash management services on behalf of the Partnership. FFP Marketing is the tenant at all of the Partnership's rental properties, and FFP Marketing makes all operating disbursements on behalf of the Partnership. Appropriate records are maintained to account for amounts owed by the Partnership to FFP Marketing, and visa versa. Such obligations between the companies bear interest at an agreed market rate.

     All of the Partnership's real estate leases are "triple net" leases, providing for the tenant (FFP Marketing), and not the landlord (the Partnership), to pay all real estate taxes, insurance, operating and capital costs for the properties. Therefore, the Partnership does not have any material commitments for capital expenditures on those properties.

     Partnership revenues are subject to the receipt of rent payments from FFP Marketing, its only tenant, and a failure of that tenant to pay rent to the Partnership would most likely jeopardize the Partnership's ability to meet its obligations. Although management currently believes that FFP Marketing will continue to pay its rent obligations to the Partnership, no assurance can be given that such tenant will make its rent payments to the Partnership. Assuming that FFP Marketing is timely in its rent payments and that no additional properties are acquired or sold, based upon executed real estate leases with FFP Marketing, the Partnership currently projects that it will have a positive cash flow of approximately $30,000 per month in 2002. Such projection is calculated after reduction for the 40% minority interest of the Harvison Family but prior to making any additional capital contributions or loans to, or receiving any cash distributions from, Brookside Villas or any other real estate partnership investment. As a result of its forecast of its projected increased in liquidity in 2002 and projected positive cash flow, and assuming that accuracy of the assumptions on which such forecast was based, management believes that the Partnership will be able to meet its obligations and to fund any additional capital contributions or loans to Brookside Villas, which are discretionary.

     The Partnership's involvement in its real estate partnership investments causes management to more critically assess its cash flow requirements as it begins to participate in home building projects such as Brookside Villas and Cannon Ridge. Furthermore, the Partnership's success with respect to its limited partnership investments in real estate partnerships will be dependent on the general partner of those entities. The Partnership believes that the general partner of those real estate partnerships will be able to manage the cash flow requirements properly, but no assurance can be given that all necessary management decisions will be properly made. The Partnership will have certain influence, but no control, over the action and non-actions of the general partner of those partnerships.


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

     Many factors could cause actual results to differ materially from the forward-looking statements, including but not limited to the following: changes in real estate conditions, including rental rates and the construction or availability of competing properties; the financial strength, cash flow, liquidity and other relevant business aspects of FFP Marketing, the primary tenant of the Partnership's properties; changes in the industries in which FFP Marketing competes; changes in general economic conditions; the ability of management to identify acquisition and investment opportunities meeting the Partnership's investment objectives; the timely leasing of unoccupied properties; timely re-leasing of currently occupied properties upon expiration of the current leases or the default of the current tenant; the Partnership's ability to generate funds sufficient to meet its debt service payments and other operating expenses; the inability of the Partnership to control the management and operation of its tenant and the businesses conducted on the Partnership's properties; financing risks, including the availability of funds to service or refinance existing debt and to finance acquisitions of additional property, the existence of complex tax regulations relating to the Partnership's status as a publicly traded partnership and, if achieved, to its status as a real estate investment trust and the adverse consequences of the failure to qualify as such; the inability of the real estate partnerships in which the Partnership makes investments to develop and sell its real properties at a profit; the ability of the general partner of the real estate partnerships in which the Partnership makes investments to project accurately and to satisfy the liquidity needs of those projects; and other risks detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Partnership undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

     Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.


                                OTHER INFORMATION

Unsolicited Offer
-----------------

     On July 29, 2002, the Partnership received an unsolicited offer from Sutter Holding Company, Inc. (OTC BB: "SRHI") to enter into an agreement to exchange shares of Sutter Holding Company for all of the limited partnership units of the Partnership at a value of $2.00 per unit. The proposal was contingent on several conditions and was to expire on August 2, 2002. The board of trustees of the general partner of the Partnership analyzed the offer and determined not pursue the proposal.


Legal Proceedings
-----------------

     A case styled Richard Snyder v. FFP Partners, L.P., et al. was filed in the Chancery Court of the State of Delaware in Kent County on July 12, 2002 for the purpose of obtaining access to the books and records of the Partnership. Plaintiff also made several allegations and a claim for monetary damages in the petition but did not state any factual grounds to support the allegations. Management believes that all of the allegations are false. The Partnership will vigorously contest all allegations in this matter and believes the case will ultimately be dismissed. However, the outcome of any lawsuit cannot be predicted with absolute certainty. The Partnership will be required to expend Partnership funds to defend the case, which could potentially cause a material reduction in any future profitability of the Partnership. No adjustments have been reflected in the accompanying financial statements regarding this matter.


                        EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

Ex. 99.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


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


                                           FFP PARTNERS, L.P.
                                             Registrant
                                           By:   FFP Real Estate Trust
                                                   sole general partner

Date:  August 14, 2002                     By:   /s/ John H. Harvison
                                                ------------------------------
                                           John H. Harvison
                                           President and Chief Executive Officer

Date:  August 14, 2002                     By:    /s/ Craig T. Scott
                                                ------------------------------
                                           Craig T. Scott
                                           Vice President - Finance,
                                           Chief Financial Officer and
                                           General Counsel